Form 10-Q
period 1996-03-31
CRAIN INDUSTRIES INC
filed 1996-05-15
CIK 1000458

SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC  20549

                                  FORM 10-Q
(Mark One)
 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  March 31, 1996
                               ---------------------------------------------
                                      OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                               --------------------    ---------------------

                                   33-96808
                           (Commission File Number)

                            Crain Industries, Inc.
              (Exact name of Registrant as specified in charter)

                                   Delaware
        (State or other jurisdiction of incorporation or organization)

                                  43-1714086
                     (I.R.S. Employer Identification No.)

                            101 South Hanley Road
                             St. Louis, MO  63105
                                (314) 719-0100
        (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                           YES   [X]      NO   [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


                                  Outstanding at
                  Class           March 31, 1996
          ----------------------  --------------
          Crain Industries, Inc.
          Common Stock             1,000 shares


                            CRAIN INDUSTRIES, INC.



                                    INDEX

                                                                          Page


Crain Industries, Inc.
    Consolidated Balance Sheets as of December 31, 1996 and March 31, 1995   1
    Consolidated Statement of Operations for the three months ended          2
      March 31, 1996 and Predecessor Statement of Operations for the
      three months ended March 31, 1995
    Consolidated Statement of Cash Flows for the three months ended          3
      March 31, 1996   and Predecessor Statement of Cash Flows for the
      three months ended March 31, 1995
    Notes to Consolidated Financial Statements                               4

  Management's Discussion and Analysis of Financial Condition and Results    5
    of Operations

PART II - OTHER INFORMATION                                                  8

SIGNATURES                                                                   9


                            CRAIN INDUSTRIES, INC.
                         CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share data)

                                                      December 31,
                                                         1995
                                                      (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                      $  1,782   $  1,983
  Accounts receivable, less allowance of $4,061
    and $4,093, respectively                       35,817     35,987
  Inventories                                      32,883     33,128
  Prepaid expenses and other                        1,226      1,313
                                                 ---------  ---------
    Total current assets                           71,708     72,411
  Property, plant and equipment                    42,403     41,975
  Deferred financing costs, net                    11,623     12,046
  Intangible assets, net                           56,010     56,341
  Other assets                                      1,067      1,085
                                                 ---------  ---------
    Total assets                                 $182,811   $183,858
                                                 =========  =========

LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
  Current maturities of long-term obligations    $    123   $    122
  Accounts payable                                 20,544     19,919
  Accrued and other liabilities                    13,274     11,827
  Accrued interest                                  1,932      5,030
  Accrued payroll and personnel                     3,853      3,739
  Income taxes payable                                130         91
                                                 ---------  ---------
    Total current liabilities                      39,856     40,728

Long-term obligations, less current maturities    114,588    116,215
Other long-term liabilities                         4,617      2,633
Stockholder's equity:
  Common stock, $.01 par value, 1,000
    shares authorized, 1,000 shares,
    issued and outstanding                             --         --
  Contributed capital                              24,528     24,528
  Retained deficit                                   (778)      (246)
                                                 ---------  ---------
    Total stockholder's equity                     23,750     24,282
                                                 ---------  ---------
    Total liabilities and stockholder's equity   $182,811   $183,858
                                                 =========  =========

       See accompanying notes to the consolidated financial statements

                            CRAIN INDUSTRIES, INC.
                     CONSOLIDATED STATEMENT OF OPERATIONS
                    (In thousands, except per share data)
                                 (Unaudited)

                                               Three Months Ended
                                                   March 31,
                                               1996        1995
                                            The Company  The Predecessor
Net sales                                   $70,242      $63,916
Operating expenses:
  Cost of goods sold                         56,225       52,464
  Selling, general and administrative         8,224        7,857
  Depreciation and amortization               1,909        1,369
                                            --------     --------
Operating income                              3,884        2,226

Other expense:
  Interest expense                            3,969          906
  Amortization of deferred financing costs      423            -
  Other income, net                             (15)        (284)
                                            --------     --------
(Loss) income before income tax provision      (493)       1,604
Income tax provision                             39            -
                                            --------     --------
Net (loss) income                           $  (532)     $ 1,604
                                            ========     ========

       See accompanying notes to the consolidated financial statements

                            CRAIN INDUSTRIES, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                (In thousands)
                                 (Unaudited)
                                                          Three Months Ended
                                                              March 31,
                                                                 1995
                                                         The            The
                                                       Company      Predecessor

Cash flows provided by operating  activities:
  Net (loss) income                                   $   (532)     $  1,604
  Adjustments to reconcile net (loss) income to net
    cash provided by operating activities:
  Depreciation                                           1,578         1,260
  Amortization of intangible assets                        331           108
  Amortization of deferred financing costs                 423             0
  Change in assets and liabilities:
    Accounts receivable                                    170        (1,244)
    Inventories                                            245        (2,033)
    Prepaid expenses and other                             104         1,277
    Accounts payable                                       625         3,326
    Accrued and other liabilities                        1,600           470
    Accrued interest                                    (3,098)         (340)
    Other long-term liabilities                          1,984             0
                                                      ---------     ---------
Net cash from operating activities                       3,430         4,428
                                                      ---------     ---------
Cash flows used in investing
  activities:
  Capital expenditures, net                             (2,004)       (2,086)
  Dividends paid                                             0          (175)
                                                      ---------     ---------
Net cash from investing activities                      (2,004)       (2,261)
                                                      ---------     ---------
Cash flows used in financing  activities:
  Proceeds from issuance of long-term obligations       20,200        20,000
  Repayment of long-term obligations                   (21,827)      (21,554)
                                                      ---------     ---------
Net cash from financing activities                      (1,627)       (1,554)
                                                      ---------     ---------
Net change in cash and cash equivalents                   (201)          613
Cash and cash equivalents at beginning of the period     1,983         1,634
                                                      ---------     ---------
Cash and cash equivalents at end of the period        $  1,782      $  2,247
                                                      =========     =========

       See accompanying notes to the consolidated financial statements

                            CRAIN INDUSTRIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (In Thousands)
                                  (Unaudited)

1.  THE COMPANY

     Crain Industries, Inc., a Deleware corporation ("Crain" or the "Company"), was formed on May 25, 1995 to participate in the acquisition of Crain Industries, Inc. (an Arkansas corporation) (the "Predecessor") (the "Acquisition") and the transactions related thereto. Crain is a wholly owned subsidiary of Crain Holdings Corp. ("Holdings"). Prior to the Acquisition, Crain conducted no operations other than those incident to the Acquisition.

2.  BASIS OF PRESENTATION

     Predecessor Data
     ----------------
     The Predecessor's Data for the three months ended March 31, 1995, reflects adjustments made to properly reflect the performance of the Predecessor for their fiscal year ended August 25, 1995.

     Unaudited Interim Consolidated Financial Statements
     ---------------------------------------------------
     The unaudited interim consolidated financial statements reflect all adjustments consisting only of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of financial position and results of operations. The results for the three months ended March 31, 1996, are not necessarily indicative of the results that may be expected for a full fiscal year.

     Statement of Cash Flows
     -----------------------
     Interest paid for the three months ended March 31, 1996 and 1995, is approximately $6,998 and $606, respectively. Income taxes paid for the three months ended March 31, 1996 and 1995, is $0 and $0, respectively.

     Income Taxes
     ------------
     The Company accounts for Income Taxes, in accordance with the provisions of SFAS No. 109. The Predecessor elected to be taxed under the provisions of Subchapter S of the Internal Revenue Code, accordingly, taxable income of the Predecessor was allocated to the Sole Shareholder of the Predecessor who was responsible for payments of taxes thereon.




3.  INVENTORIES
     The composition of inventories at March 31, 1996 is as follows:

     Raw materials              $  25,034
     Finished goods                 7,849
     Total                      $  32,883


PART I
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following comments should be used in reviewing the discussion and analysis of results of operations and liquidity and capital resources. Crain Industries, Inc. (a Delaware corporation) (the "Company") was organized in May, 1995 for the purpose of accomplishing the acquisition of certain assets and liabilities of Crain Industries, Inc. (an Arkansas corporation) (the "Predecessor") (the "Acquisition") and prior to the Acquisition, the Company was not engaged in any activities other than those incidental to the Acquisition. The Company has accounted for the Acquisition in accordance with the purchase method of accounting.

The Company believes that the operating results of the Predecessor are not directly comparable to the Company's operating results for post-Acquisition periods due to, among other things, (i) purchase accounting adjustments relating to the Acquisition, including the amortization of goodwill and intangibles, (ii) increases in interest expense relating to the financing of the Company and (iii) anticipated cost savings resulting from the elimination of certain expenses related to the sole shareholder of the Predecessor.

Results of Operations

The following discussion and analysis is based on the historical unaudited results of operations for the three months ended March 31, 1996 and the unaudited results of the Predecessor's operations for the three months ended March 31, 1995.

                                              Three Months Ended
                                                 (In Thousands)
                                            March 31,      March 31,
                                              1996           1995
                                           The Company   The Predecessor
Net sales                                  $70,242        63,916
Cost of goods sold                          56,225        52,464
Selling, general and
  administrative                             8,224         7,857
Depreciation and amortization                1,909         1,369
                                           --------      --------
Operating income                             3,884         2,226

Interest expense                             3,969           906
Amortization of deferred financing costs       423             0
Other income                                   (15)         (284)
                                           --------      --------
(Loss) income before income taxes             (493)        1,604
Provision for income taxes (1)                  39             0
                                           --------      --------
Net (loss) income                          $  (532)      $ 1,604
                                           ========      ========

EBITDA (2)                                 $ 5,793       $ 3,595
                                           ========      ========

Cash flows from operating activities       $ 3,430       $ 4,428
                                           ========      ========

(1) The predecessor elected to be taxed under the provisions of Subchapter S of the Internal Revenue Code. Accordingly, taxable income of the Predecessor was allocated to the sole shareholder of the Predecessor who was responsible for the payment of taxes thereon.

(2) Earnings before interest, taxes, depreciation and amortization ("EBITDA")is not a defined term under Generally Accepted Accounting Principles ("GAAP") and is not an alternative to operating income or cash flow from operations as determined under GAAP. The Company believes that EBITDA provides additional information for determining its ability to meet future debt requirements; however, EBITDA does not reflect cash available to fund cash requirements. EBITDA is also one of the financial measures in the covenants under the Company's debt instruments.


THREE MONTHS ENDED MARCH 31, 1996 COMPARED TO THE
THREE MONTHS ENDED MARCH 31, 1995

Net Sales

Net Sales for the three month period ended March 31, 1996 were $70.2 million or a 9.9% increase over the $63.9 million of sales of the Predecessor for the comparable period in 1995. This sales growth was due primarily to an increase in prices, necessitated by an increase in higher raw material prices, as well as the strong market penetration of the Company's carpet pad products.

Cost of Goods Sold

Cost of goods sold for the first quarter of 1996 increased $3.8 million, to $56.2 million, over the comparable period of 1995 for the Predecessor. As a percentage of sales, cost of goods sold for the three month period ended
March 31, 1996 declined to 80.0% from 82.1% for the comparable period of 1995. The increase in cost of goods sold over the prior year was due to an increase in sales volume and raw material costs. The decrease in cost of goods sold as a the percentage of sales was due to the cost reduction activities put in place by new management and a shift in product mix.

Selling, General and Administrative

Selling, general and administrative expenses for the first quarter of 1996 were $8.2 million, up $0.4 million from the comparable period of 1995. Expressed as a percentage of sales, selling, general and administrative expenses decreased to 11.7% for the three months ended March 31, 1996 from 12.3% for the three months ended March 31, 1995. The decrease in selling, general and administrative expenses as a percentage of sales is due to the absorption of fixed costs and various cost reduction activities implemented by new management.

Interest Expense

Interest expense increased from $.9 million for the three months ended March 31, 1995 to $4.0 million for the three months ended March 31, 1996, as a result of the higher debt levels associated with the Acquisition.

Liquidity and Capital Resources

Interest payments on the Company's Senior Subordinated Notes(the "Notes"), on the promissory note held by the Predecessor ("Predecessor Note"), and under the Company's revolving credit agreement (the "Revolving Facility"), represent significant obligations of the Company. The Notes and the Predecessor Note require semiannual interest payments of approximately $6.8 million and $.7 million, respectively, on each August 15 and February 15. Borrowings under the Revolving Facility will bear interest at floating rates and require interest payments on varying dates. All amounts under the Revolving Facility outstanding will mature in 2000.

In addition to its debt service obligations, the Company's remaining liquidity demands are for capital expenditures and for working capital needs. For the three months ended March 31, 1996, the Company spent approximately $2.0 million on capital projects, while the Predecessor spent $2.1 million on capital projects for the comparable period of 1995. The Company expects to spend approximately $6.0 million to $10.0 million annually on capital projects, of which approximately $3.0 million will be used for maintaining facilities and equipment.

Cash provided by operating activities for the three months ended March 31, 1996 was $3.4 million, a decrease of $1.0 million from the three months ended March 31, 1995. The decline in operating cash flows compared to the three months ended March 31, 1995 was primarily due to the increase in accounts payable and accruals of $3.8 million by the Predecessor during the period. Cash used in investing activities was $2.0 million for the three months ended March 31, 1996. The use of $2.0 million in cash for investing activities represents capital expenditures and is comparable to the Predecessor's capital expenditures of $2.1 million for the three months ended March 31, 1995. Cash used for financing activities for the three months ended March 31, 1996 in the amount of $1.6 million represents a pay down of the Revolving Facility, and is comparable to the Predecessor's three months ended March 31, 1995.

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports of Form 8-K

         (a) Exhibits

             10.32 First Amendment to Credit Agreement, dated as of
                  March 22, 1996, among Crain Industries, Inc. Texas Commerce Bank National Association, as agent, for itself and the other lenders party to the Credit Agreement.

             27.1Financial Data Schedule of Crain Industries, Inc.

         (b)Reports on Form 8-K

             A form 8-K was filed on February 23, 1996 for a notification of a change in fiscal year end to December 31.

     SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                        CRAIN INDUSTRIES, INC.

Dated:  May 14, 1996                    By:    /s/ JAMES N. MILLS
                                           ____________________________________
                                           Name:  James N. Mills
                                           Title: Chairman of the Board of
                                           Directors


                                        By:    /s/ JAMES G. POWERS
                                           ____________________________________
                                           Name:  James G. Powers
                                           Title: Vice President -
                                                  Chief Financial Officer

                            CRAIN INDUSTRIES, INC.
                              INDEX TO EXHIBITS

EXHIBITS

Exhibit 20.32 First Amendment to Credit Agreement, dated as of March 22, 1996, among Crain Industries, Inc., Texas Commerce Bank National Association, as agent, for itself and the other lenders party to the agreement.

Exhibit 27.1   Financial Data Schedule of Crain Industries, Inc.