Form 10-Q
period 1996-06-30
CRAIN INDUSTRIES INC
filed 1996-08-13
CIK 1000458

SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC  20549

                                  FORM 10-Q
(Mark One)
 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  June 30, 1996
                               -------------------------------------------------
                                      OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    -----------------------

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


                                           Outstanding at
                           Class           June 30, 1996
                   ----------------------  --------------

                   Crain Industries, Inc.
                     Common Stock           1,000 shares



                            CRAIN INDUSTRIES, INC.




                                    INDEX
                                                                          Page
Condensed Consolidated Balance Sheets as of June 30, 1996 and
  December 31, 1995                                                        3
Condensed Consolidated Statements of Operations for the three and six months ended June 30, 1996 and Predecessor Statements of Operations for
  the three and six months ended June 30, 1995                             4
Condensed Consolidated Statements of Cash Flows for the six months ended
  June 30, 1996 and Predecessor Statements of Cash Flows for the six
  months ended June 30, 1995                                               5
Notes to Condensed Consolidated Financial Statements                       6

Management's Discussion and Analysis of Financial Condition and
  Results of Operations                                                    7

PART II - OTHER INFORMATION                                               10

SIGNATURES                                                                11

Exhibit 27.1 Financial Data Schedule                                      12


                            CRAIN INDUSTRIES, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share data)

                                                 June 30,           December 31,
                                                   1996                 1995
                                               -----------          -----------
                                               (Unaudited)
Current assets:
  Cash and cash equivalents                      $  2,462            $  1,983
  Accounts receivable, net of allowance for
    doubtful accounts of $3,753 and $4,093         37,322              35,987
  Inventories                                      32,175              33,128
  Prepaid expenses and other                          978               1,313
                                                 ---------          ---------
    Total current assets                           72,937              72,411
Property, plant and equipment, net                 43,430              41,975
Deferred financing costs, net                      11,200              12,046
Intangibles, net                                   55,654              56,341
Other assets                                        1,068               1,085
                                                 ---------          ---------
    Total assets                                 $184,289            $183,858
                                                 =========          =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term obligations    $    122           $    122
  Accounts payable                                 21,932             19,919
  Accrued and other liabilities                    12,003             11,827
  Accrued interest                                  5,603              5,030
  Accrued payroll and personnel                     4,359              3,739
  Income taxes payable                                229                 91
                                                 ---------         ---------
    Total current liabilities                      44,248             40,728
Long-term obligations, less current maturities    111,308            116,215
Other long-term liabilities                         4,591              2,633
Stockholder's equity:
  Common stock, $.01 par value, 1,000 shares
    authorized, 1,000 shares issued and
    outstanding                                        --                --
  Contributed capital                              24,528            24,528
  Accumulated deficit                                (386)             (246)
                                                 ---------         ---------
    Total stockholder's equity                     24,142            24,282
                                                 ---------         ---------
     Total liabilities and stockholder's equity  $184,289          $183,858
                                                 =========         =========


  See accompanying notes to the condensed consolidated financial statements


                                     CRAIN INDUSTRIES, INC.
                         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                         (In thousands)
                                           (Unaudited)





                                 The         The            The          The
                               Company   Predecessor      Company    Predecessor
                               ---------------------      ----------------------
                                Three Months Ended          Six Months Ended
                                     June 30,                   June 30,
                               ---------------------      ----------------------
                                1996         1995           1996         1995
                               ---------------------      ----------------------

Net sales                      $ 72,715    $ 64,014       $142,957     $127,930

Operating expenses:
  Cost of goods sold             58,003      52,459        114,228      104,923
  Selling, general and
    administrative                7,870       6,980         16,094       14,837
  Depreciation and
    amortization                  2,129       1,319          4,038        2,688
                               --------   ---------      ---------     --------
Operating income                  4,713       3,256          8,597        5,482
Other expense (income):
  Interest expense                3,803         795          7,772        1,701
  Amortization of deferred
    financing costs                 423          --            846           --
Gain on insurance settlement         --      (2,434)            --       (2,434)
Other, net                           (4)       (412)           (19)        (696)
                               --------   ---------       --------     --------
Income (loss) before income
  tax provision and
  extraordinary items               491       5,307             (2)       6,911
Income tax provision                 99          --            138           --
                               --------   ---------       --------     --------
Net income (loss)              $    392   $   5,307       $   (140)    $  6,911
                               ========   =========      =========     ========


   See accompanying notes to the condensed consolidated financial statements


                            CRAIN INDUSTRIES, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                 (Unaudited)


                                                       The             The
                                                     Company       Predecessor
                                                    ---------------------------
                                                         Six Months Ended
                                                             June 30,
                                                    ---------------------------
                                                      1996            1995
Cash flows provided by (used in) operating
  activities:
  Net (loss) income                                   $   (140)      $  6,911
  Adjustments to reconcile net (loss) income to net
    cash provided by operating activities:
      Depreciation                                       3,351          2,511
      Amortization of intangible assets                    687            177
      Amortization of deferred financing costs             846             --
      Change in assets and liabilities:
        Accounts receivable                             (1,335)          (879)
        Inventories                                        953         (1,221)
        Prepaid expenses and other                         352          1,285
        Accounts payable                                 2,013         (3,674)
        Accrued and other liabilities, net               1,507            420
        Other long term liabilities, net                 1,958             --
                                                      ---------      ---------
Net cash from operating activities                      10,192          5,530
                                                      ---------      ---------
Cash flows used in investing activities:
  Capital expenditures, net                             (4,806)        (4,018)
                                                      ---------      ---------
  Net cash used in investing activities                 (4,806)        (4,018)
                                                      ---------      ---------
Cash flows provided by (used in) financing
  activities:
    Proceeds from issuance of long-term obligations     42,200         45,895
    Repayment of long-term obligations                 (47,107)       (41,493)
    Dividends paid                                          --         (1,825)
    Change in due to/from shareholder account               --         (4,834)
                                                      ---------      ---------
Net cash used in financing activities                   (4,907)        (2,257)
                                                      ---------      ---------
Net change in cash and cash equivalents                    479           (745)
Cash and cash equivalents at beginning of the period     1,983          1,634
                                                      ---------      ---------
Cash and cash equivalents at end of the period        $  2,462       $    889
                                                      =========      =========


  See accompanying notes to the condensed consolidated financial statements

                            CRAIN INDUSTRIES, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share data)
                                 (Unaudited)


1.     THE COMPANY

Crain Industries, Inc. (a Delaware corporation) ("Crain" or the "Company") was formed on May 25, 1995 to participate in the acquisition of Crain
Industries, Inc. (an Arkansas corporation) (the "Predecessor") and the transactions related thereto. (the "Acquisition"). Crain is a wholly owned subsidiary of Crain Holdings Corp. (a Delaware corporation)("Holdings"). Prior to the Acquisition, Crain conducted no operations other than those incident to the Acquisition.

2.     BASIS OF PRESENTATION

Predecessor Data

The Predecessor's data for the three months and six months ended June 30, 1995, reflects adjustments made to properly reflect the performance of the Predecessor for its fiscal year ended August 25, 1995.


Unaudited Interim Condensed Consolidated Financial Statements

The unaudited interim condensed consolidated financial statements reflect all adjustments consisting only of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of financial
condition  and  results  of  operations.   The results for the three and six
months ended June 30, 1996, are not necessarily indicative of the results that may be expected for a full fiscal year.

Statement of Cash Flows

Interest paid for the six months ended June 30, 1996 and 1995, is approximately $7,300 and $1,798 respectively. Income taxes paid for the six months ended June 30, 1996 and 1995, is approximately $75 and $348 respectively.

Income Taxes

The Company accounts for income taxes, in accordance with the provisions of SFAS No. 109. The Predecessor elected to be taxed under the provisions of Subchapter S of the Internal Revenue Code, accordingly, taxable income of the Predecessor was allocated to the sole shareholder of the Predecessor who was responsible for payments of taxes thereon.


3.     INVENTORIES

The composition of inventories at June 30, 1996, is as follows:



         Raw materials                                  $ 23,285
         Finished goods                                    8,890
                                                        --------
         Total                                          $ 32,175
                                                        ========

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

RESULTS OF OPERATIONS

The following discussion and analysis is based on the historical unaudited results of operations for the three months ended June 30, 1996 and the unaudited results of the Predecessor's operations for the three months ended June 30, 1995, along with the historical unaudited results of operations for the six months ended June 30, 1996 and the unaudited results of the Predecessor's operations for the six months ended June 30, 1995.



                                The           The          The          The
                              Company     Predecessor    Company    Predecessor
                              -----------------------    ----------------------
                                 Three Months Ended          Six Months Ended
                                      June 30,                   June 30,
                              -----------------------    ----------------------
                                 1996         1995        1996           1995
                              -----------------------    ----------------------

Net sales                       $72,715     $64,014      $142,957     $127,930
Cost of goods sold               58,003      52,459       114,228      104,923
Selling, general and
  administrative                  7,870       6,980        16,094       14,837
Depreciation and amortization     2,129       1,319         4,038        2,688
                                --------    --------     ---------    ---------
Operating income                  4,713       3,256         8,597        5,482

Interest expense                  3,803         795         7,772        1,701
Amortization of deferred
  financing costs                   423          --           846           --
Gain on insurance settlement         --      (2,434)           --       (2,434)
Other income                         (4)       (412)          (19)        (696)
                                --------    --------     ---------    ---------
Income (loss) before income
  taxes                             491       5,307            (2)       6,911
Provision for income taxes (1)       99          --           138           --
                                --------    --------     ---------    ---------
Net income (loss)               $   392     $ 5,307      $   (140)    $  6,911
                                ========    ========     =========    =========
EBITDA (2)                      $ 6,842     $ 4,575      $ 12,635     $  8,170
                                ========    ========     =========    =========
Cash flows from operating
  activities                    $ 6,762     $ 1,102      $ 10,192     $  5,530
                                ========    ========     =========    =========


                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(1) The Predecessor elected to be taxed under the provision of Subchapter S of the Internal Revenue Code. Accordingly, taxable income of the Predecessor was allocated to the sole shareholder of the Predecessor who was responsible for the payment of taxes thereon.

(2) Earnings before interest, taxes, depreciation and amortization ("EBITDA") is not a defined term under Generally Accepted Accounting Principles ("GAAP") and is not an alternative to operating income or cash flow from operations as determined under GAAP. The Company believes that EBITDA provides additional information for determining its ability to meet future debt requirements; however, EBITDA is also one of the financial measures in the covenants under the Company's debt instruments.



THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
1995

Net Sales

Net sales for the three-month period ended June 30, 1996 were $72.7 million, up 13.6% over the $64.0 million of sales of the Predecessor for the comparable period of 1995. This sales growth is primarily the result of a price increase for foam along with an increase in carpet pad prices necessitated by an increase in raw material prices for scrap foam, which is a major component of carpet cushion, as well as the strong market penetration of the Company's carpet pad products.

Cost of Goods Sold

Cost of goods sold for the second quarter of 1996 increased $5.5 million, to $58.0 million, over the comparable period of 1995 for the Predecessor. As a percentage of sales, cost of goods sold for the three-month period ended June 30, 1996, improved to 79.8% from 81.9% for the comparable period of 1995. The increase in cost of goods sold over the prior year is due to an increase in sales volume and raw material costs. The decrease in cost of goods sold as a percentage of sales was due to the cost reduction activities put in place by new management and a shift in product mix, along with the benefit of utilizing internally produced scrap for use in the production of carpet cushion, during the period of temporary scrap price increases.

Selling, General and Administrative

Selling, general and administrative expenses for the second quarter of 1996 were $7.9 million, up $0.9 million from the comparable period of 1995. Expressed as a percentage of sales, selling, general and administrative expenses decreased to 10.8% for the three months ended June 30, 1996 from 10.9% for the three months ended June 30, 1995. The decrease in selling, general and administrative expenses as a percentage of sales was attributable to the absorption of fixed costs and various cost reduction activities implemented by new management.

Interest Expense

Interest expense increased to $3.8 million for the three months ended June 30, 1996 from $0.8 million for the three months ended June 30, 1995, as a result of the higher debt levels associated with the Acquisition.


SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1995

Net Sales

Net sales for the six-month period ended June 30, 1996 were $143.0 million or an 11.7% increase over the $127.9 million of sales of the Predecessor for the comparable period in 1995. This sales growth is primarily the result of a price increase necessitated by an increase in higher raw material prices, as well as the strong market penetration of the Company's carpet pad and retail products.

Cost of Goods Sold

Cost of goods sold for the six-month period ended June 30, 1996 increased $9.3 million, to $114.2 million, over the comparable period of 1995 for the
Predecessor.    As a percentage of sales, cost of goods sold for the six-month period ended June 30, 1996 improved to 79.9% from 82.0% for the comparable period of 1995. The increase in cost of goods sold over the prior year is due to an increase in sales volume and raw material costs. The decrease in cost of goods sold as a percentage of sales was due to the cost reduction activities put in place by new management and a shift in product mix, as well as the benefit of utilizing internally produced scrap for use in the production of carpet cushion, during the period of raw material price increases.

Selling, General and Administrative

Selling, general and administrative expenses for the six-month period ended June 30, 1996 were $16.1 million, up $1.3 million from the comparable period
of  1995.    Expressed  as  a  percentage  of  sales,  selling,  general  and administrative expenses decreased to 11.3% for the six month period ended June 30, 1996, from 11.6% for the six-months ended June 30, 1995. The decrease in selling, general and administrative expenses as a percentage of sales was attributable to the absorption of fixed costs and various cost reduction activities implemented by new management.

Interest Expense

Interest expense increased to $7.8 million for the six months ended June 30, 1996 from $1.7 million for the six month period ended June 30, 1995, as a result of the higher debt levels associated with the Acquisition.

Liquidity and Capital Resources

Interest payments on the Company's senior subordinated notes (the "Notes"), on the promissory note held by the Predecessor ("Predecessor Note"), and under the Company's revolving credit agreement (the "Revolving Facility"), represent significant obligations of the Company. The Notes and the Predecessor Note require semiannual interest payments of approximately $6.8 million and $0.7 million, respectively, on each February 15 and August 15. Borrowings under the Revolving Facility will bear interest at floating rates and require interest payments on varying dates. All amounts under the Revolving Facility outstanding will mature in 2000.

In addition to its debt service obligations, the Company's remaining liquidity demands are for capital expenditures and for working capital needs. For the six months ended June 30, 1996, the Company spent approximately $4.8 million on capital projects, while the Predecessor spent $4.0 million on capital projects for the comparable period of 1995. The Company expects to spend approximately $6.0 million to $10.0 million annually on capital projects, of which approximately $3.0 million will be used for maintaining facilities and equipment.

Cash provided by operating activities for the six months ended June 30, 1996 was $10.2 million, an increase of $4.6 million from the Predecessor's six months ended June 30, 1995. The increase in operating cash flows compared to the six months ended June 30, 1995 was primarily due to the Predecessor's increased levels of inventory and a decrease in the Predecessor's accounts payable. Cash used in investing activities was $4.8 million for the six months ended June 30, 1996. The use of $4.8 million in cash for investing activities represents an increase from the Predecessor's expenditures of $4.0 million for the six months ended June 30, 1995. This increase is due to higher capital costs incurred for costs associated with facility consolidations. Cash used for financing activities for the six months ended June 30, 1996 in the amount of $4.9 million represents a pay down of the Revolving Facility.

PART II.  OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

          (a) Exhibits
              27.1  Financial data schedule of Crain Industries, Inc.
          (b) Reports on Form 8-K
              No reports on Form 8-K were filed for the three months ended June 30, 1996.

                                 SIGNATURES





Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                           CRAIN INDUSTRIES, INC.


Dated:  August 13, 1996                    By:       /s/ JAMES N. MILLS
                                              ________________________________
                                              Name : James N. Mills
                                              Title: Chairman of the Board and
                                                     Chief Executive Officer


                                           By:       /s/ JAMES G. POWERS
                                              ________________________________
                                              Name : James G. Powers
                                              Title: Chief Financial Officer