Form 10-Q
period 1996-09-30
CRAIN INDUSTRIES INC
filed 1996-11-13
CIK 1000458

SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC  20549

                                  FORM 10-Q
(Mark One)
 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               September 30, 1996
                               ------------------------------------------------
                                      OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    ----------------------

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

                           YES   [X]      NO   [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                           Outstanding at
                         Class           September 30, 1996
                 ----------------------  ------------------
                 Crain Industries, Inc.
                   Common Stock             1,000 shares



                            CRAIN INDUSTRIES, INC.




                                    INDEX
                                                                          Page
PART I - FINANCIAL INFORMATION                                            ----
Crain Industries, Inc. (A Delaware corporation)

Condensed Consolidated Balance Sheets as of September 30, 1996 and
  December 31, 1995......................................................   1
Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 1996 and one month ended September 30,
  1995...................................................................   2
Condensed Consolidated Statements of Cash Flows for the nine months
  ended September 30, 1996 and one month ended September 30, 1995........   3
Notes to Condensed Consolidated Financial Statements.....................   4


Crain Industries, Inc. (An Arkansas corporation) (the "Predecessor")

Condensed Consolidated Statements of Operations for the two and eight
  months ended August 25, 1995...........................................   6
Condensed Consolidated Statement of Cash Flows for the eight months
  ended August 25, 1995..................................................   7
Notes to Condensed Consolidated Financial Statements.....................   8

PART II - OTHER INFORMATION..............................................  13

SIGNATURES...............................................................  14

Exhibit 27.1 Financial Data Schedule.....................................  15


                            CRAIN INDUSTRIES, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share data)
                                                   September 30,   December 31,
                                                       1996            1995
                                                   ----------------------------
                                                    (Unaudited)
Current assets:
  Cash and cash equivalents.......................  $    1,822      $    1,983
  Accounts receivable, net of allowance for
    doubtful accounts of $4,042 and $4,093........      42,167          35,987
  Inventories.....................................      29,147          33,128
  Prepaid expenses and other......................       2,420           1,313
                                                    -----------     -----------
    Total current assets..........................      75,556          72,411
Property, plant and equipment, net................      45,346          41,975
Deferred financing costs, net.....................      10,778          12,046
Intangibles, net..................................      50,097          56,341
Other assets......................................       1,048           1,085
                                                    -----------     -----------
    Total assets..................................  $  182,825      $  183,858
                                                    ===========     ===========

LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
  Current maturities of long-term obligations.....  $      123      $      122
  Accounts payable................................      24,670          19,919
  Accrued and other liabilities...................       9,455          11,827
  Accrued interest................................       1,751           5,030
  Accrued payroll and personnel...................       5,211           3,739
  Income taxes payable............................       1,029              91
                                                    -----------     -----------
    Total current liabilities.....................      42,239          40,728
Long-term obligations, less current maturities....     110,177         116,215
Other long-term liabilities.......................       4,953           2,633
Stockholder's equity:
  Common stock, $.01 par value, 1,000 shares
    authorized, 1,000 shares issued and
    outstanding...................................          --              --
  Contributed capital.............................      24,428          24,528
  Retained Earnings (Accumulated deficit).........       1,028            (246)
                                                    -----------     -----------
    Total stockholder's equity....................      25,456          24,282
                                                    -----------     -----------
    Total liabilities and stockholder's equity....  $  182,825      $  183,858
                                                    ===========     ===========

  See accompanying notes to the condensed consolidated financial statements


                                   CRAIN INDUSTRIES, INC.
                      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                       (In thousands)
                                        (Unaudited)




                               Three Months      Nine Months       One Month
                                   Ended            Ended            Ended
                               September 30,    September 30,    September 30,
                              ---------------  ---------------  ---------------
                                   1996             1996             1995
                              ---------------  ---------------  ---------------

Net sales.................... $       83,234   $      226,191   $       28,388

Operating expenses:
  Cost of goods sold.........         65,883          180,111           23,203
  Selling, general and
    administrative...........          9,112           25,206            2,883
  Depreciation and
    amortization.............          2,529            6,567              492
                              ---------------  ---------------  ---------------
Operating income.............          5,710           14,307            1,810
Other expense (income):
  Interest expense...........          3,079           10,851            1,241
  Amortization of deferred
    financing costs..........            422            1,268              149
Other, net...................             (4)             (24)              28
                              ---------------  ---------------  ---------------

Income before income tax
  provision..................          2,213            2,212              392
Income tax provision.........            800              938              140
                              ---------------  ---------------  ---------------
 Net income.................. $        1,413   $        1,274   $          252
                              ===============  ===============  ===============


   See accompanying notes to the condensed consolidated financial statements


                            CRAIN INDUSTRIES, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                 (Unaudited)


                                                       Nine Months  One Month
                                                          Ended       Ended
                                                         Sept 30,    Sept 30,
                                                          1996        1995
                                                       ------------------------
Cash flows provided by (used in) operating
  activities:
  Net income..........................................  $   1,274   $     252
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation....................................      5,516         410
      Amortization of intangible assets...............      1,051          82
      Amortization of deferred financing costs........      1,268         148
      Change in assets and liabilities:
        Accounts receivable...........................     (6,180)       (514)
        Inventories...................................       (819)      1,969
        Prepaid expenses and other....................     (1,077)     (1,042)
        Accounts payable..............................      4,751      (3,123)
        Accrued and other liabilities, net............       (921)     (1,890)
        Other long term liabilities, net..............      2,320          --
                                                        ----------  ----------
Net cash from operating activities....................      7,183      (3,708)
                                                        ----------  ----------
Cash flows used in investing activities:
  Acquisitions, net of cash acquired..................         --    (127,340)
  Capital expenditures, net...........................     (8,887)       (534)
                                                        ----------  ----------
  Net cash used in investing activities...............     (8,887)   (127,874)
                                                        ----------  ----------
Cash flows provided by (used in) financing
  activities:
    Proceeds from issuance of long-term obligations...     73,802     117,400
    Repayment of long-term obligations................    (69,840)         --
    Change in contributed capital.....................       (100)     25,028
    Financing fees and other..........................         --      (7,572)
    Deferred purchase price payment...................     (2,319)         --
                                                        ----------  ----------
Net cash provided by financing activities.............      1,543     134,856
                                                        ----------  ----------
Net change in cash and cash equivalents...............       (161)      3,274
Cash and cash equivalents at beginning of the period..      1,983           1
                                                        ----------  ----------
Cash and cash equivalents at end of the period........  $   1,822   $   3,275
                                                        ==========  ==========

  See accompanying notes to the condensed consolidated financial statements

                            CRAIN INDUSTRIES, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share data)
                                 (Unaudited)


1.   THE COMPANY

     Crain Industries, Inc. (a Delaware corporation) ("Crain" or the "Company") was formed on May 25, 1995 to participate in the acquisition of Crain Industries, Inc. (an Arkansas corporation) (the "Predecessor") and the transactions related thereto (the "Acquisition"). Crain is a wholly owned subsidiary of Crain Holdings Corp. (a Delaware corporation)("Holdings"). Prior to the Acquisition, Crain conducted no operations other than those incident to the Acquisition.


2.   BASIS OF PRESENTATION

     Unaudited Interim Condensed Consolidated Financial Statements
     -------------------------------------------------------------

     The unaudited interim condensed consolidated financial statements reflect all adjustments consisting only of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of financial condition and results of operations. The results for the three and nine months ended September 30, 1996, are not necessarily indicative of the results that may be expected for a full fiscal year.

     Financial Statements Presented
     ------------------------------

     The Company was acquired on August 29, 1995 from the Predecessor. The Condensed Consolidated Statements of Operations included herein represent the three and nine months ended September 30, 1996 and the one month ended September 30, 1995. The Condensed Consolidated Statements of Cash Flows included herein represent the nine months ended September 30, 1996 and the one month ended September 30, 1995. The one month ended September 30, 1995 information is provided to enable the users to combine the Company's results for the current periods disclosed, with the Predecessor's results for the two months and eight months ended August 25, 1995 to provide comparable prior year data.

     Statement of Cash Flows
     -----------------------

     Interest paid for the nine months ended September 30, 1996 and the one month ended September 30, 1995, is approximately $14,304 and $4 respectively. Income taxes paid for the nine months ended September 30, 1996 and the one month ended September 30, 1995, is approximately $101 and $0 respectively.

     Income Taxes
     ------------

     The Company accounts for income taxes, in accordance with the provisions of SFAS No. 109.


3.   INVENTORIES

     The composition of inventories at September 30, 1996, is as follows:

     Raw materials...............................................  $    21,144
     Finished goods..............................................        8,003
                                                                   -----------
       Total.....................................................  $    29,147
                                                                   ===========

4.   CONTINGENCIES

     On December 13, 1995, the Company initiated a lawsuit in the District Court of Dallas County, Texas styled Crain Industries, Inc., f/k/a/ Crain Acquisition Corp. v. Dude, Inc., f/k/a/ Crain Industries, Inc., H.C. "Dude" Crain, Jr., et al., Cause No. 95-12997, seeking money damages based on certain allegations of misrepresentation, fraud, and breach of contract in connection with the Acquisition. In August, 1996, the Company settled all litigation with the sole shareholder of the Predecessor. The settlement amounted to a $10.0 million reduction in purchase price through the cancellation of a $10.0 million note payable owed to the sole shareholder of the Predecessor, which resulted in a purchase price adjustment to inventory and goodwill.

5.   ASSET PURCHASE AGREEMENT

     On August 30, 1996, the Company signed a definitive agreement to acquire the assets of the Comfort Clinic Division ("Comfort Clinic") of Bio
     Clinic Corporation, a subsidiary of Sunrise Medical, Inc. for an aggregate cash consideration of $14.0 million. The purchase was consummated on October 18, 1996, at which time the Company acquired substantially all of the assets of Comfort Clinic, assumed certain liabilities and entered into certain leases. Comfort Clinic is a major manufacturer and distributor of therapeutic comfort products, primarily mattress pads and pillows.


                            CRAIN INDUSTRIES, INC.
                          (AN ARKANSAS CORPORATION)
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (In thousands)
                                 (Unaudited)

                                                     Two Months    Eight Months
                                                       Ended          Ended
                                                     August 25,     August 25,
                                                        1995           1995
                                                    ------------   ------------
Net Sales.......................................... $    44,594    $   172,524

  Operating expenses:
    Cost of goods sold.............................      36,030        140,953
    Selling, general and administrative............       7,535         22,372
    Depreciation and amortization..................         841          3,529
                                                    ------------  -------------
  Operating income.................................         188          5,670
    Other expense (income):
      Interest expense.............................         654          2,355
      Gain on insurance settlement.................          --         (2,434)
      Other, net...................................         166           (531)
                                                    ------------  -------------
  (Loss)income before income tax provision.........        (632)         6,280
  Income tax provision.............................          --             --
                                                    ------------  -------------
  Net(loss)income.................................. $      (632)  $      6,280
                                                    ============  =============


 See accompanying notes to the condensed consolidated financial statements


                            CRAIN INDUSTRIES, INC.
                          (An Arkansas corporation)
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                 (Unaudited)


                                                                   Eight Months
                                                                       Ended
                                                                    August 25,
                                                                       1995
                                                                   ------------
Cash flows provided by (used in) operating
  activities:
  Net income......................................................   $   6,280
  Adjustments to reconcile net income to net cash provided
    by operating activities:
      Depreciation................................................       3,312
      Amortization of intangible assets...........................         217
      Change in assets and liabilities:
        Accounts receivable.......................................      (2,961)
        Inventories...............................................      (1,297)
        Prepaid expenses and other................................        (472)
        Accounts payable..........................................       5,233
        Accrued and other liabilities, net........................         946
                                                                     ----------
Net cash from operating activities................................      11,258
                                                                     ----------
Cash flows used in investing activities:
  Capital expenditures, net.......................................      (4,887)
                                                                     ----------
Net cash used in investing activities.............................      (4,887)
                                                                     ----------
Cash flows provided by (used in) financing
  activities:
    Proceeds from issuance of long-term obligations...............      48,099
    Repayment of long-term obligations............................     (47,630)
    Dividends.....................................................      (2,901)
    Changes due from stockholder..................................      (1,516)
                                                                     ----------
Net cash used in financing activities.............................      (3,948)
                                                                     ----------
Net change in cash and cash equivalents...........................       2,423
Cash and cash equivalents at beginning of the period..............       1,634
                                                                     ----------
Cash and cash equivalents at end of the period....................   $   4,057
                                                                     ==========

  See accompanying notes to the condensed consolidated financial statements

                            CRAIN INDUSTRIES, INC.
                           (AN ARKANSAS CORPORATION)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (In thousands)
                                 (Unaudited)

1.   BASIS OF PRESENTATION

     Unaudited Interim Consolidated Financial Statements
     ---------------------------------------------------

     The unaudited interim consolidated financial statements reflect all adjustments consisting only of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of financial position and results of operations. The results for the two and eight months ended August 25, 1995, are not necessarily indicative of the results that may be expected for a full fiscal year.

     Financial Statements Presented
     ------------------------------

     Crain Industries, Inc., (an Arkansas corporation) (the "Predecessor") was acquired by Crain Industries, Inc., (a Delaware corporation) (the "Company") on August 29, 1995. The unaudited Condensed Consolidated Statements of Operations for the two and eight months ended August 25, 1995 and the unaudited Condensed Consolidated Statements of Cash Flows for the eight months ended August 25, 1995 are presented herein to enable the users to combine the Predecessor's results with those of the Company for the one month ended September 30, 1995 to arrive at comparable period data.

     Statement of Cash Flows
     -----------------------

     Interest and taxes paid for the eight months ended August 25, 1995 were $1,247 and $349, respectively.

     Income Taxes
     ------------

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

RESULTS OF OPERATIONS

The following discussion and analysis is based on the historical unaudited results of operations for the three months ended September 30, 1996 and the unaudited results of operations for the three months ended September 30, 1995, along with the historical unaudited results of operations for the nine months ended September 30, 1996 and the unaudited results of operations for the nine months ended September 30, 1995. Included in the three and nine months ended September 30, 1995 is the two months and eight months ended August 25, 1995 of the Predecessor and the one month ended September 30, 1995 of the Company.

                                     Three Months Ended    Nine Months Ended
                                        September 30,         September 30,
                                       1996      1995       1996       1995
                                    --------------------  --------------------
                                       (In Thousands)
Net sales.......................... $ 83,234   $ 72,982   $226,191   $200,912
Cost of goods sold.................   65,883     59,233    180,111    164,156
Selling, general and
  administrative...................    9,112     10,418     25,206     25,255
Depreciation and amortization......    2,529      1,333      6,567      4,021
                                    ---------  ---------  ---------  ---------
Operating income...................    5,710      1,998     14,307      7,480

Interest expense...................    3,079      1,895     10,851      3,596
Amortization of deferred
  financing costs..................      422        149      1,268        149
Gain on insurance settlement.......       --         --         --     (2,434)
Other (income) expenses............       (4)       194        (24)      (503)
                                    ---------  ---------  ---------  ---------
Income (loss) before income taxes..    2,213       (240)     2,212      6,672
Provision for income taxes (1).....      800        140        938        140
                                    ---------  ---------  ---------  ---------
Net income (loss).................. $  1,413   $   (380)  $  1,274   $  6,532
                                    =========  =========  =========  =========
EBITDA (2)......................... $  8,239   $  3,331   $ 20,874   $ 11,501
                                    =========  =========  =========  =========
Cash flows from operating
  activities....................... $    (87)  $  9,200   $  7,183   $  7,550
                                    =========  =========  =========  =========


                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(1) The Predecessor elected to be taxed under the provision of Subchapter
    S of the Internal Revenue Code. Accordingly, taxable income of the Predecessor was allocated to the sole shareholder of the Predecessor who was responsible for the payment of taxes thereon.

(2) Earnings before interest, taxes, depreciation and amortization
    ("EBITDA") is not a defined term under Generally Accepted Accounting Principles ("GAAP") and is not an alternative to operating income or cash flow from operations as determined under GAAP. The Company believes that EBITDA provides additional information for determining its ability to meet future debt requirements; and EBITDA is also one of the financial measures in the covenants under the Company's debt instruments.



THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1995

Net sales for the three-month period ended September 30, 1996 were $83.2 million, up 14.0% over the $73.0 million of sales for the comparable period of 1995. This sales growth is primarily the result of an increase in carpet pad prices necessitated by an increase in raw material prices for scrap foam, which is a major component of carpet cushion, as well as the strong market penetration of the Company's carpet pad products, combined with strong sales in the Company's consumer products.

Cost of goods sold for the third quarter of 1996 increased $6.7 million, to $65.9 million, over the comparable period of 1995. As a percentage of sales, cost of goods sold for the three-month period ended September 30, 1996, improved to 79.2% from 81.1% for the comparable period of 1995. The increase in cost of goods sold over the prior year is due to an increase in sales volume. The decrease in cost of goods sold as a percentage of sales was due to the cost reduction activities put in place by new management and a shift in product mix, along with the benefit of utilizing internally produced scrap in the production of carpet cushion, during the period of scrap price increases.

Selling, general and administrative expenses for the third quarter of 1996 were $9.1 million, down $1.3 million from the comparable period of 1995. Expressed as a percentage of sales, selling, general and administrative expenses decreased to 10.9% for the three months ended September 30, 1996 from 14.3% for the three months ended September 30, 1995. The decrease in selling, general and administrative expenses as a percentage of sales was attributable to various cost reduction activities implemented by new management, higher absorption due to the increased sales volume and the elimination of administrative charges incurred by the Predecessor associated with the sale of the Company.

Interest expense increased to $3.1 million for the three months ended September 30, 1996 from $1.9 million for the three months ended September 30, 1995. The $1.9 million represents $.7 million for the Predecessor's two months ended August 25, 1995 and $1.2 million for the Company's one month ended September 30, 1995. The increase in interest expense is the result of the higher debt levels associated with the acquisition.


NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1995

Net sales for the nine-month period ended September 30, 1996 were $226.2 million or a 12.6% increase over the $200.9 million of sales for the comparable period in 1995. This sales growth is primarily the result of a price increase necessitated by an increase in higher raw material prices, as well as the strong market penetration of the Company's carpet pad and consumer products.

Cost of goods sold for the nine-month period ended September 30, 1996 increased $16.0 million, to $180.1 million, over the comparable period of 1995. As a percentage of sales, cost of goods sold for the nine-month period ended September 30, 1996 improved to 79.6% from 81.7% for the comparable period of 1995. The increase in cost of goods sold over the prior year is due to an increase in sales volume and raw material costs. The decrease in cost of goods sold as a percentage of sales was due to the cost reduction activities put in place by new management and a shift in product mix, as well as the benefit of utilizing internally produced scrap for use in the production of carpet cushion, during the period of raw material price increases.

Selling, general and administrative expenses for the nine-month period ended September 30, 1996 were $25.2 million, down $0.1 million from the comparable period of 1995. Expressed as a percentage of sales, selling, general and administrative expenses decreased to 11.1% for the nine month period ended September 30, 1996, from 12.6% for the nine-months ended September 30, 1995. The decrease in selling, general and administrative expenses as a percentage of sales was attributable to the higher absorption of fixed costs due to the increased sales volume and various cost reduction activities implemented by new management, along with increased administrative charges incurred by the Predecessor associated with the sale of the Company.

Interest expense increased to $10.9 million for the nine months ended September 30, 1996 from $3.6 million for the nine month period ended September 30, 1995. The $3.6 million represents $2.4 million for the Predecessor's eight months ended August 25, 1995 and $1.2 million for the Company's one month ended September 30, 1995. The increase in interest expense is the result of the higher debt levels associated with the Acquisition.

LIQUIDITY AND CAPITAL RESOURCES

Interest payments on the Company's senior subordinated notes (the "Notes") and under the Company's revolving credit agreement (the "Revolving Facility"), represent significant obligations of the Company. The Notes require semiannual interest payments of approximately $6.8 million, on each February 15 and August 15. Borrowings under the Revolving Facility bear interest at floating rates and require interest payments on varying dates. All amounts under the Revolving Facility outstanding will mature in 2000.

In addition to its debt service obligations, the Company's remaining liquidity demands are for capital expenditures and for working capital needs. For the nine months ended September 30, 1996, the Company spent approximately $8.9 million on capital projects, compared to $5.4 million on capital projects for the comparable period of 1995. The Company expects to spend approximately $6.0 million to $10.0 million annually on capital projects, of which approximately $3.0 million will be used for maintaining facilities and equipment.

Net cash provided by operating activities was $7.2 million for the nine months ended September 30, 1996, which compares to $7.6 million provided by operating activities for the comparable period of 1995. The fluctuation is due to the increase in accounts receivable, partially offset by the increased levels of payables during 1996, both of which are attributable to increased volumes and timing of collections and payments. Cash used in investing activities was $8.9 million for the nine months ended September 30, 1996 compared to $132.2 million of cash used in investing activities for the nine months ended September 30, 1995. The $132.2 million of cash expended during the nine months ended September 30, 1995 consists primarily of cash paid in association with the acquisition along with routine capital expenditures. Cash provided by financing activities for the nine months ended September 30, 1996 in the amount of $1.5 million represents a draw down on the Revolving Facility.

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings

     On December 13, 1995, the Company initiated a lawsuit in the District Court of Dallas County, Texas styled Crain Industries, Inc., f/k/a/ Crain Acquisition Corp. v. Dude, Inc., f/k/a/ Crain Industries, Inc., H.C. "Dude" Crain, Jr., et al., Cause No. 95-12997, seeking money damages based on certain allegations of misrepresentation, fraud, and breach of contract in connection with the Acquisition. In August, 1996, the Company settled all litigation with the Predecessor owner of Crain. The settlement amounted to a $10.0 million reduction in purchase price through the cancellation of a $10.0 million note payable owed to the Predecessor owner, which resulted in a purchase price adjustment to goodwill and inventory.


Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

             2.1 Asset Purchase Agreement dated as of August 29, 1996, by and among Bio Clinic Corporation, Sunrise Medical Inc., and Crain Industries, Inc., previously filed as an exhibit to the Form 8-K of Crain Industries, Inc., dated November 1, 1996 and incorporated by reference herein.

             27.1 Financial data schedule of Crain Industries, Inc.

         (b) Reports on Form 8-K

             A Form 8-K was filed November 1, 1996 for a notification of the acquisition by Crain Industries, Inc., of the assets of the Comfort Clinic Division of Bio Clinic Corporation, which is a subsidiary of Sunrise Medical, Inc.

                                 SIGNATURES





Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                        CRAIN INDUSTRIES, INC.


Dated:  November 12, 1996               By:        /s/ JAMES N. MILLS
                                            ___________________________________
                                            Name : James N. Mills
                                            Title: Chairman of the Board and
                                                   Chief Executive Officer


                                        By:        /s/ JAMES G. POWERS
                                            ___________________________________
                                            Name : James G. Powers
                                            Title: Chief Financial Officer