Form 10-K405
period 1996-12-31
CRAIN INDUSTRIES INC
filed 1997-03-31
CIK 1000458

                                     FORM 10-K
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 1996 [Fee Required]

                                        OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                        Commission File Number: 33-96808

                               CRAIN INDUSTRIES, INC.
                     ________________________________________
               (Exact name of registrant as specified in its charter)

              Delaware                                     43-1714086
__________________________________        ____________________________________
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

 101 South Hanley Road, St. Louis, Missouri                   63105
___________________________________________      _____________________________
 (Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code:  (314) 719-0100

       Securities registered pursuant to Section 12(b) of the Act:  None

       Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.

                            Yes __X___           No _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.   (X )

State the aggregate market value of the voting stock held by nonaffiliates of the registrant. (The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing.)

No market exists for the Common Stock of Crain Industries, Inc. All of the outstanding shares of Common Stock are held by Crain Holdings Corp.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date (applicable only to corporate registrants.)

                                               Outstanding at
           Class                             February 28, 1997
  ______________________                     _________________
  Crain Industries, Inc.

       Common Stock                            1,000 shares

Documents incorporated by reference:  None

Page Cover

                                      PART I

ITEM 1.  BUSINESS

General

Crain Holdings Corp. ("Holdings") is a holding company which owns all of the outstanding common stock of Crain Industries, Inc. (the "Company"). Holdings and the Company were incorporated in Delaware in May 1995 by an investor group led by Hicks, Muse, Tate & Furst Incorporated ("Hicks, Muse") and Mills & Partners, Inc. ("Mills & Partners") to facilitate the August 1995 acquisition (the "Acquisition") of substantially all of the assets and the assumption of certain liabilities of the Company's predecessor, Crain Industries, Inc. (an Arkansas corporation) (the "Predecessor"). The Company is a fully integrated manufacturer, fabricator and distributor of a broad range of flexible polyurethane foam and foam products which are sold to a diverse customer base principally in the furniture, bedding and carpeting markets. The Company is currently the third largest domestic producer of flexible polyurethane foam and foam products, operating 30 facilities throughout the United States.

On February 9, 1996, the Board of Directors of the Company approved a change in the Company's fiscal year end to December 31, effective as of December 31, 1995. The Company's fiscal year end used previously was the last Friday in the month of August. The Board of Directors of the Company concluded that better information could be provided to investors, management and other interested parties by changing the Company's fiscal year to a calendar year.

Recent Events

In October 1996, the Company acquired substantially all of the assets of the Comfort Clinic division ("Comfort Clinic") of Bio Clinic Corporation (the "Comfort Acquisition"). The consideration paid in connection with the Comfort Acquisition consisted of cash in the amount of $14.5 million, subject to final adjustments, and was funded with borrowings of $9.5 million of senior debt under a bank credit agreement among the Company, the several lenders party thereto and Texas Commerce Bank National Association, as agent (the "Credit Agreement") and $5.0 million of capital contributions from Holdings. Comfort Clinic is engaged in the design, manufacturing and marketing of therapeutic comfort products, which include foam mattress pads and pillows.

Products

The Company is a manufacturer, fabricator and distributor of flexible polyurethane foam and foam products. The Company also manufactures polyester
fiber and cotton batting.   The  Company sells its flexible polyurethane foam
and fiber products primarily to the furniture, bedding and carpet markets.

Furniture.

The Company manufactures and sells flexible polyurethane foam and a broad range of cushioning foam products to furniture manufacturers both directly and indirectly through independent fabrication operations located throughout the United States. The Company also manufactures and markets a broad line of home furnishing products to retailers throughout the United States. The Company's home furnishing products include a broad range of products such as leisure furniture, futon sofas, bean bag chairs, floor pillows and pet beds.

Bedding.

The Company manufactures and sells flexible polyurethane foam and polyester fiber to bedding manufacturers both directly and indirectly through independent fabrication operations located throughout the United States. Bedding manufacturers purchase flexible polyurethane foam and polyester fiber for mattress slabs and toppers, along with quilting and border applications. The Company also sells flexible polyurethane foam and polyester fiber for use in therapeutic sleep products such as mattress pads and bed pillows, which are manufactured for the health care and consumer markets.

Carpet Cushion.

The Company manufactures and sells carpet cushion (or carpet underlay) to carpet retailers both directly and indirectly through independent carpet underlay distributors throughout the United States. The Company's carpet cushion products include both prime carpet cushion and bonded carpet cushion. Prime carpet cushion is made from polyurethane foam buns, whereas bonded carpet cushion, which comprises the majority of carpet cushion produced in the United States, is made from various types of scrap foam which are shredded into small pieces, processed and then bonded using a chemical adhesive. The use of various types of foam (usually of different colors) gives bonded carpet cushion its unique "marbled" look.

Other Products.

In addition to manufacturing and fabricating cushioning foam for use in the furniture, bedding and carpet industries, the Company also sells cushioning foam for use in a number of other markets. The uses of cushioning foam include packaging materials for such things as computer and electronic components and cushioning applications in certain sporting good products and in recreational vehicles.

Marketing and Customers

The Company sells its products through a combination of direct (company-employed) sales people, manufacturers' representatives and distributors. The Company's sales organization is supported by an internal marketing group and a customer service group. Essentially all of the Company's revenues come from customers located in North America. The Company's strategy is to sell flexible polyurethane foam and related foam products to customers that demand high quality products and superior service.

Raw Materials

Supplies on critical materials are currently adequate to meet market needs. The two principal raw materials used by the Company are chemicals - toluene diisocyanate ("TDI") and polyether polyol. The prices of these chemicals are tied to worldwide supplier capacity as well as the prices of oil and natural gas. These chemical prices have historically been subject to fluctuations, however, such price changes have not had a material effect on the Company's earnings because the Company generally passes the chemical costs through to its customers.

Manufacturing

The Company is committed to the highest quality standards for its products, a standard maintained in part by continuous improvements to its production processes and upgrades and investments to its manufacturing equipment. The Company maintains quality assurance and testing equipment to ensure the manufactured products will consistently meet customer quality requirements. The Company manufactures and/or fabricates foam products at 30 locations throughout the United States. Management believes that these facilities are well suited for their intended purposes and are in good condition. The following is a description of the Company's major manufacturing processes:

MaxFoam(R) Process.

The Max Foam("(R)") process, which is the most widely used manufacturing process in the flexible polyurethane foam industry, produces a foam "bun" by moving a chemical mixture through a horizontal production process.

Vertifoam(R) Process.

The Vertifoam(R) process produces a foam "bun" by moving a chemical mixture through a vertical production process.

Enviro-Cure(R) Process.

The Enviro-Cure(R) process is a Company developed and patented foam cooling process which reduces the use of ozone depleting chemicals and complies with applicable state and federal environmental laws. The Enviro-Cure(R) process, which can be used with both the MaxFoam(R) and Vertifoam(R) manufacturing processes, cools the foam in significantly less time than the traditional methods, significantly reducing the need for ozone depleting chemicals and hazardous air pollutants. The Company has successfully implemented this process at six of its locations.

CARDIO(R) Process. The CARDIO(R) process is a chemical mixing process developed in Europe which reduces the use of ozone depleting chemicals and complies with state and federal environmental laws. The CARDIO(R) process, which can be used with both the MaxFoam(R) and Vertifoam(R) manufacturing processes, utilizes high pressure liquid carbon dioxide as a blowing agent, substantially eliminating the need for ozone depleting chemicals and hazardous air pollutants. The Company has implemented this process at four of its locations.

The Company fabricates foam products at 24 locations throughout the United States. The fabrication process involves cutting foam buns into various shapes and sizes to meet customer specifications. Fabricated foam is sold to customers and is utilized by the Company to produce its home furnishing products. Scrap foam, generated in connection with the fabrication of foam products, is used by the Company to produce bonded carpet cushion.

Competition

The flexible polyurethane foam industry is highly competitive and tends to be regionalized due to the high costs of transporting foam. Competition is based primarily on the basis of quality, price, reputation and customer service.
The Company's facilities are strategically located near its customers to minimize transportation costs and to provide responsive customer service and delivery.

Backlog

Due to the manner in which it processes orders, the Company has no significant order backlog. The Company follows the industry practice of producing its products on an ongoing basis to meet customer demand without significant delay. The Company believes the ability to supply orders in a timely fashion is a competitive factor in its market, and therefore, attempts to minimize order backlog to the extent practicable.

Patents and Trademarks

The Company owns various patents and trademarks registered domestically and in numerous foreign countries. The registered processes and products were developed through ongoing research and development activities to improve quality, reduce costs and expand markets through the development of new applications for flexible polyurethane foam products. The Company uses several trademarks and trade names for product identification including Vertifoam(R), Enviro-Cure(R) and Egg Crate(R). While the Company considers its patents and trademarks to be a valuable asset, it does not believe that its competitive position is dependent on patent protection or that its operations are dependent upon any individual patent, trademark or trade name.

Research and Development

The Company's research and development facilities are located in Fort Smith, Arkansas, and employ ten full-time employees.

Environmental Matters

The Company is subject to a variety of federal, state and local environmental laws and regulations relating to the storage, handling, use, emission, discharge, release or disposal of hazardous materials and solid wastes into the environment and the investigation and remediation of contamination associated with such materials. These laws include, but are not limited to, the Comprehensive Environmental Response, Compensation and Liability Act, the Water Pollution Control Act, the Clean Air Act, and the Resource Conservation and Recovery Act, as those laws have been amended and supplemented, the regulations promulgated thereunder, and any applicable state regulations. The Company's operations also are governed by laws and regulations relating to employee health and safety, including those relating to occupational exposure to hazardous materials and chemicals. The Company believes that it is in material compliance with such applicable laws and regulations and that its environmental controls are adequate to address existing regulatory requirements.

The Company's operations, as well as those of other companies engaged in similar operations, involve the use of a number of materials that are considered hazardous under one or more environmental laws. In 1990, Congress enacted the Clean Air Act Amendments ("CAAA"), which, among other things, require States, pursuant to Title V of the CAAA, to institute a new permitting process for facilities that emit or have the potential to emit any hazardous air pollutants ("HAPs") in quantities in excess of 10 tons per year.
Chemicals used by the Company that are HAPs include methylene chloride, Toluene-2,4-Diisocyanate and propylene oxide. The Title V permitting may apply to both the foam manufacturing plants as well as many of the fabrication plants. The CAAA also may result in the imposition of more stringent standards regulating air emissions for the use of these chemicals by polyurethane foam manufacturers, but those standards have not yet been promulgated. The Company is aware of these potential requirements and, while the ultimate effect of the CAAA on the Company's operations will depend on the promulgation of final regulations and the interpretation thereof, the Company does not believe that achieving compliance will materially and adversely affect the Company.

In addition to general regulatory requirements, the CAAA as well as state laws have resulted or will result in more stringent regulations regarding the use and emission of methylene chloride. In fact, many states already are requiring the Company to meet greater restrictions regarding emission limits and/or quantities used of this chemical. For example, in California, methylene chloride usage was phased out at the end of 1995, while in Kent, Washington, and Easton, Pennsylvania, the Company, pursuant to consent decrees as well as applicable laws, must over a period of time phase out methylene chloride usage. The Company believes that it is in a position to meet these more stringent restrictions. Specifically, through the development of the Enviro-Cure(R) process, which uses ambient or refrigerated air to remove the heat of reaction during the foam curing process, the Company can reduce methylene chloride usage by up to 90 percent and, when used in conjunction with the Vertifoam(R) process, completely. The Company has installed the Enviro-Cure(R) process at its manufacturing facilities in Ft. Smith, Arkansas; Compton, California; San Leandro, California; Elkhart, Indiana; Tupelo, Mississippi; and Conover, North Carolina. Where regulations require the elimination of methyl-chloroform and methylene chloride, for example, in Compton, California, the Company has installed a CARDIO(R) system, which eliminates the use of methyl-chloroform. During 1996 the Company installed the CARDIO(R) system at its Compton, California; Easton, Pennsylvania; and Kent, Washington plants.

The CAAA also require the elimination of certain ozone depleting chemicals, including chlorofluorocarbons ("CFCs") and methylene chloride by the year 2002 or earlier. As the CARDIO(R) system is installed, the use of methylene chloride will be discontinued. In addition, methylene chloride based glues are used at numerous fabrication plants of the Company. Pursuant to a consent decree the Company is substituting water-based adhesives for the adhesives currently being used by November 1997.

In connection with the Acquisition, the Predecessor agreed to retain liability for and, subject to a $1.0 million indemnity "basket", to indemnify the Company for a period of two years following the closing of the Acquisition with respect to any loss, damage, claim, injury, cost or expense suffered or paid by the Company arising out of the failure of the Predecessor to have complied with any environmental laws and regulations.

While the Company believes it is in material compliance with applicable environmental laws, it cannot accurately predict future developments, such as increasingly stricter requirements, which might affect the handling, manufacture, use, emission or disposal of hazardous materials and hazardous and solid wastes as well as establish lower occupational exposure limits. In particular, the ultimate effect of the CAAA on the Company's operations will depend on how the law is interpreted and implemented pursuant to regulations that are currently being developed and on additional factors such as the evaluation of environmental emission standards for a number of materials including TDI, methylene chloride and propylene oxide. Some risk of environmental costs and liabilities, including those related to remediation, is inherent in the operations of the Company, as it is with other companies engaged in similar businesses, and there is no assurance that material costs and liabilities will not be incurred. In general, however, with respect to the capital expenditures and risks described above, the Company does not expect that it will be affected differently from the rest of the foam manufacturing industry.


Employees

As of December 31, 1996, the Company employed approximately 1,770 full time employees, of which 18 (all located at the Company's plant in West Memphis, Arkansas) were represented by a labor union. The contract covering the Company's unionized work force expires in December, 1998. The Company believes that it has a good relationship with its employees.

ITEM 2.  PROPERTIES

The Company leases substantially all of its properties. These leases are for varying durations and the Company has a renewal option on substantially all of such leases. The Company considers its plants to be well-maintained and providing adequate production capacity to meet the expected demand for its products.

Listed below are the principal manufacturing, fabrication and distribution facilities operated by the Company as of December 31, 1996:

                      Approximate Owned/
     Location         Square Feet Leased Principal Use
____________________  ___________ ______ ___________________________________
Compton, California       150,000 Leased Foam manufacturing
Compton, California       116,000 Leased Foam fabrication, bonded fiber
                                         manufacturing and rebond carpet
                                         pad manufacturing
Compton, California        66,000 Leased Foam fabrication and distribution
Conover, North Carolina   169,000 Leased Foam manufacturing and fabrication
Coralville, Iowa           32,000 Leased Foam fabrication
Derry, Pennsylvania        60,000 Leased Foam fabrication and distribution
Easton, Pennsylvania      128,000 Leased Foam manufacturing and fabrication
Elkhart, Indiana          185,000 Leased Foam manufacturing
Elkhart, Indiana           41,000 Leased Bonded fiber manufacturing
Elkhart, Indiana           40,000 Leased Foam fabrication
Elkhart, Indiana          140,000 Owned Foam fabrication
Fort Smith, Arkansas      600,000 Leased Foam manufacturing and fabrication
Fort Smith, Arkansas       68,000 Leased Rebond carpet pad manufacturing
Houston, Texas             57,000 Leased Foam fabrication
Kent, Washington          105,000 Leased Foam manufacturing and fabrication
Kent, Washington           78,000 Leased Foam fabrication
Lithia Springs, Georgia   196,000 Leased Foam  fabrication
Morristown, Tennessee      57,000 Leased Foam fabrication
New Albany, Indiana        46,000 Leased Foam fabrication
Newnan, Georgia            86,000 Leased Foam manufacturing and fabrication
Newnan, Georgia            61,000 Leased Foam fabrication
Ontario, California        74,000 Leased Foam fabrication
Phoenix, Arizona           63,000 Leased Foam fabrication
Portland, Oregon           50,000 Leased Foam fabrication
San Leandro, California   200,000 Leased Foam manufacturing, fabrication and
                                         rebond carpet pad manufacturing
San Leandro, California   100,000 Leased Foam fabrication
Sparks, Nevada             28,000 Leased Furniture manufacturing and
                                         distribution
Stockertown, Pennsylvania 100,000 Leased Foam fabrication
Verona, Mississippi       304,000 Leased Foam manufacturing,  fabrication,
                                         and bonded fiber manufacturing
West Memphis, Arkansas     81,000 Leased Cotton batting manufacturing

ITEM 3.  LEGAL PROCEEDINGS

The Company is a party to various legal proceedings and administrative actions, all of which are of an ordinary or routine nature incidental to the operations of the Company. In the opinion of the Company's management, such proceedings and actions should not, individually or in the aggregate, have a material adverse effect on the Company's financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders in the fourth quarter of 1996.

                                      PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
STOCKHOLDER MATTERS

All of the Company's outstanding common stock is held by Holdings and, accordingly, there is no established public trading market for the Company's common stock. The Company has paid no dividends since inception and its ability to pay dividends is limited by the terms of certain agreements related to its indebtedness.

ITEM 6.  SELECTED FINANCIAL DATA

The Company

The selected historical financial information presented below for the year ended December 31, 1996 and the four months ended December 31, 1995, has been derived from the audited consolidated financial statements of the Company.
The Predecessor's unaudited financial data presented below for the four months ended December 31, 1994 is provided for comparison purposes. The company believes that the financial information of the Predecessor is generally not comparable to that of the Company. Subsequent to the Acquisition, the Company changed its fiscal year end from the last Friday in the month of August to December 31. The selected financial data should be read in conjunction with the consolidated financial statements of the Company and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.

                                         The Company         The Predecessor
                                    ________________________  ______________
                                                    Four         Four
                                    Year Ended  Months Ended  Months Ended
                                   December 31, December 31,  December 31,
                                       1996         1995         1994
                                   ___________  ____________  ____________
                                                              (Unaudited)
Results of Operations:
(In thousands)
Net sales                        $  306,093    $  96,463    $  86,371
Cost of goods sold                  243,745       77,885       69,032
Selling, general and
administrative expenses              35,299       10,438       10,792
Depreciation and amortization         9,295        2,439        1,740
                                 __________    _________    _________
Operating income                     17,754        5,701        4,807
Interest expense                     14,618        5,156        1,076
Amortization of deferred
financing costs                       1,841          597           16
Other  expense                          304          103          439
                                 __________    _________    _________
Net income (loss)
before income taxes                     991         (155)       3,276
Provision  for income taxes (1)         395           91           --
                                 __________    __________   _________
Net income (loss)                $      596    $    (246)   $   3,276
                                 __________    __________   _________
                                 __________    __________   _________

Other Data:
Total  assets                    $  198,876    $ 183,858    $ 113,858
Long-term obligations
(including current  portion)        118,318      116,337       43,843
________
(1) The Predecessor elected to be taxed under the provisions of Subchapter S of the Internal Revenue Code. Accordingly, taxable income of the Predecessor was allocated to the sole shareholder of the Predecessor who was responsible for the payment of taxes thereon.

The  Predecessor

The selected historical financial information presented below for the years ended August 25, 1995, August 26, 1994, August 27, 1993 and August 28, 1992, has been derived from the audited financial statements of the Predecessor. The selected financial data should be read in conjunction with the financial statements of the Predecessor and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein. The Company believes that the financial information of the Predecessor is generally not comparable to that of the Company.

                                               Fiscal Years Ended
                            _________________________________________________
                            August 25,   August 26,   August 27,   August 28,
                              1995         1994         1993         1992
                            __________   __________   __________   __________
Results of Operations:
(In thousands)
Net sales                  $  258,895   $  232,826   $  180,769   $  166,163
Cost of goods sold            210,459      180,575      142,104      124,221
Selling, general and
administrative expenses        32,673       28,404       27,007       25,893
Depreciation and
amortization                    5,286        4,962        4,290        4,060
                           __________   __________   __________   __________
Operating income               10,477       18,885        7,368       11,989
Interest expense                3,431        2,564        2,016        1,939
Other (income) expense (1)     (2,510)        (223)         332          (13)
                           __________   __________   __________   __________
Net income (2)             $    9,556   $   16,544   $    5,020   $   10,063
                           __________   __________   __________   __________
                           __________   __________   __________   __________
Other Data:
Total assets               $  121,835   $  105,985   $   86,470   $   68,107
Long-term obligations
(including current portion)    42,263       35,908       28,634       18,008
_______________________
(1) During 1995 a gain of $2,434 was recognized on an insurance settlement related to a fire at one of its facilities.

(2) The Predecessor elected to be taxed under the provisions of Subchapter S of the Internal Revenue Code. Accordingly, taxable income of the Predecessor was allocated to the sole shareholder of the Predecessor who was responsible for the payment of taxes thereon.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is based on the historical results of operations of (i) the Company for the year ended December 31, 1996 and the combined results of the Company and the Predecessor for the twelve months ended December 31, 1995, (ii) the Company for the four months ended December 31, 1995 and the Predecessor for the four months ended December 31, 1994 and
(iii) the Predecessor for the years ended August 25, 1995 and August 26, 1994.

The following table sets forth the major components of the results of operations and should be used in reviewing the discussion and analysis of results of operations and liquidity and capital resources. The combined twelve months ended December 31, 1995, consists of the Predecessor's eight months ended August 25, 1995 and the Company's four months ended December 31, 1995.

Results of Operations

                     The Company    Combined    The Company  The Predecessor
                     ___________    ________    ___________  _______________
                         Fiscal Years Ended            Four Months Ended
                           December 31,                  December 31,
                     __________________________ ____________________________
                            1996         1995          1995         1994
                     ___________  _____________ ___________  _______________
                                    (Unaudited)                (Unaudited)
(In thousands)
Net sales              $ 306,093    $ 268,987     $  96,463    $  86,371
Cost of goods sold       243,745      218,838        77,885       69,032
Selling, general
and administrative
expenses                  35,299       32,810        10,438       10,792
Depreciation and
amortization               9,295        5,968         2,439        1,740
                       _________    _________      ________     ________
Operating income       $  17,754    $  11,371      $  5,701     $  4,807
                       _________    _________      ________     ________
                       _________    _________      ________     ________

                                     The Predecessor
                                   __________________
                                   Fiscal Years Ended
                                 _____________________
                                 August 25, August 26,
                                       1995      1994
                                 __________ __________
(In thousands)
Net sales                         $ 258,895 $ 232,826
Cost of goods sold                  210,459   180,575
Selling, general
and administrative
expenses                             32,673    28,404
Depreciation and
amortization                          5,286     4,962
                                  _________ _________
Operating income                  $  10,477 $  18,885
                                  _________ _________
                                  _________ _________

Year Ended December 31, 1996 Compared To Twelve Months Ended December 31, 1995

Net sales for the year ended December 31, 1996 were $306.1 million, representing a $37.1 million or 13.8% increase over the twelve months ended December 31, 1995. This increase in net sales was primarily attributable to growth in the Company's carpet cushion and consumer products accounts. The increase in carpet cushion sales was primarily due to market share gains and the pass-through of rising scrap material prices to its customers. The increase in consumer product sales was bolstered by new product introductions, a strong back-to-school season and the fourth quarter acquisition of Comfort Clinic.

Cost of goods sold as a percentage of sales improved from 81.3% for the twelve months ended December 31, 1995 to 79.6% for the year ended December 31, 1996. This change was primarily due to cost reduction activities put in place during the year, including the consolidation of five facilities. The decrease in cost of goods sold as a percentage of sales was also attributable to the benefits received from the utilization of internally produced scrap foam during the period of increasing scrap prices.

Selling, general and administrative expenses were $35.3 million for the year ended December 31, 1996, as compared to $32.8 million for the twelve months ended December 31, 1995, representing an increase of $2.5 million or 7.6%. Expressed as a percentage of sales, selling, general and administrative expenses decreased to 11.5% for the year ended December 31, 1996 from 12.2% for the twelve months ended December 31, 1995. The decrease as a percentage of sales was primarily due to plant consolidation activities which included the elimination of certain administrative costs.


Four Months Ended December 31, 1995 Compared To Four Months Ended December 31, 1994

Net sales for the four months ended December 31, 1995, were $96.5 million or an increase of $10.1 million or 11.7% over the four months ended December 31, 1994. This sales growth was experienced across most product lines, but was primarily due to strong market penetration of the Company's carpet pad products. In addition, selling prices of many of the Company's products increased compared to the same prior year period, primarily reflecting the effects of higher raw material prices.

Cost of goods sold for the four months ended December 31, 1995 increased $8.9 million or 12.8% to $77.9 million over the four months ended December 31, 1994. Expressed as a percentage of sales, cost of goods sold increased from 79.9% for the four months ended December 31, 1994 to 80.7% for the four months ended December 31, 1995. This increase was due primarily to increased raw material prices and a product mix shift.

Selling, general and administrative expenses for the four months ended December 31, 1995 were $10.4 million, a decrease of $0.4 million from the four months ended December 31, 1994. Expressed as a percentage of sales, selling, general and administrative expenses decreased to 10.8% for the four months ended December 31, 1995, from 12.5% for the four months ended December 31, 1994, due primarily to the absorption of fixed costs and various cost reductions implemented by new management.

Year Ended August 25, 1995 Compared To Year Ended August 26,  1994

The Predecessor's net sales for the year ended August 25, 1995, were $258.9 million or an increase of $26.1 million or 11.2% over the year ended August 26, 1994. This sales growth was experienced across all product lines with home furnishings and bedding products producing the largest increases. Gross sales increased by $30.7 million in 1995 over 1994, offset by a $4.6 million increase in sales deductions to a total of $9.3 million, of which $4.3 million was provided in the fourth quarter of 1995. In addition, during the fourth quarter of 1995, the Predecessor granted $0.5 million of special price concessions on selected home furnishings products. The net sales increase of $26.1 million resulted from increased demand due to strong market penetration of the Predecessor's foam, carpet pad products and home furnishings products. In addition, selling prices of many of the Predecessor's products increased throughout the year, primarily reflecting the effects of higher raw material prices.

The Predecessor's cost of goods sold increased $29.9 million or 16.6% to $210.5 million in 1995 from $180.6 million in 1994. Expressed as a percentage of sales, cost of goods sold increased from 77.6% in 1994 to 81.3% in 1995. This increase was due to increased raw material prices, a product mix shift and the substantial increase in sales deductions. The Predecessor recorded an unfavorable $1.8 million book-to-physical inventory adjustment in the fourth quarter of 1995, which significantly increased cost of goods sold for the Predecessor's home furnishings products.

The Predecessor's selling, general and administrative expenses increased $4.3 million or 15.0% to $32.7 million in 1995 from $28.4 million in 1994. This increase was due in part to an increase in expenses that vary directly with sales such as shipping and selling expenses. In addition, the Predecessor incurred approximately $0.9 million relative to the installation of new information systems as well as certain legal and professional fees, associated with the sale of the Company. Expressed as a percentage of sales, selling, general and administrative expenses increased from 12.2% in 1994 to 12.6% in 1995. This increase was due largely to increased information systems costs and legal and professional expenses.

Liquidity and Capital Resources

Working Capital and Cash Flows

For the year ended December 31, 1996, the Company generated $15.2 million in cash from operations and had $120.3 million of net proceeds from a combination of capital contributions and borrowings on the Credit Facility associated with the Comfort Acquisition and capital projects. During 1996, the Company made net repayments of $103.3 million under debt obligations, spent $11.0 million on capital projects and used $2.4 million to pay financing fees.

For the four months ended December 31, 1995, the Company generated $3.1 million in cash from operations and $170.4 million of net proceeds from contributed capital and long-term obligations related to acquisitions. During the four months ended December 31, 1995, the Company made net repayments of $29.0 million under debt obligations, spent $2.1 million on capital projects and used $10.5 million to pay financing fees.

The Predecessor's cash provided by operating activities for the year ended August 25, 1995 was $10.4 million, an increase of $1.5 million from the year ended August 26, 1994. Cash used in investing activities increased to $9.0 million for the year ended August 25, 1995 from $5.8 million for the year ended August 26, 1994. This increase in cash used in investing activities was attributable to increased capital expenditures as a result of the rebuilding of the facility which was involved in a fire. Cash used in financing activities for the year ended August 25, 1995 was $0.2 million while cash used in financing activities for the year ended August 26, 1994 was $2.5 million. The primary reason for this fluctuation was a reduction in dividends paid by the Predecessor.

Liquidity

The Company's primary sources of liquidity are cash flows from operations and borrowings under the Credit Agreement, which are subject to borrowing base limitations. As of February 28, 1997, approximately $21.2 million was available to the Company for borrowing under the Credit Agreement.


The major uses of cash in 1997 are expected to be for debt service requirements and capital expenditures. In 1997, debt service requirements are estimated at $15.4 million while capital expenditures are estimated at $8.0 million. Management believes that cash from operating activities, together with available borrowings under the Credit Agreement, if necessary, should be sufficient to permit the Company to meet these financial obligations.


ITEM 8.  FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

Crain Industries, Inc. (a Delaware corporation)                         Page

Report of Independent Public Accountants                                 11
Consolidated Balance Sheets as of December 31, 1996
 and December 31, 1995                                                   12
Consolidated Statements of Operations for the year ended
 December 31, 1996 and the four months ended December 31, 1995           13
Consolidated Statements of Stockholder's Equity for the year ended December 31, 1996 and the four months ended December 31, 1995 14 Consolidated Statements of Cash Flows for the year ended
 December 31, 1996 and the four months ended December 31, 1995           15
Notes to Consolidated Financial Statements                               16
Schedule II - Valuation and Qualifying Accounts                          23

Crain Industries, Inc. (an Arkansas corporation) (Predecessor)

Report of Independent Public Accountants                                 24
Balance Sheet as of August 25, 1995                                      25
Statements of Income for the years ended August 25, 1995 and
 August 26, 1994                                                         26
Statement of Stockholder's Equity for the year ended August 25, 1995 27 Statements of Cash Flows for the years ended August 25, 1995
 and August 26, 1994                                                     28
Notes to Financial Statements                                            29
Schedule II - Valuation and Qualifying Accounts                          34

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Crain Industries, Inc.:

   We have audited the accompanying consolidated balance sheets of Crain Industries, Inc. (a Delaware corporation and a wholly owned subsidiary of Crain Holdings Corp.) and subsidiaries as of December 31, 1996 and 1995 and the related consolidated statements of operations, stockholder's equity, and cash flows for the year ended December 31, 1996 and the four months ended December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Crain Industries, Inc. and subsidiaries as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for the year ended December 31, 1996 and the four months ended December 31, 1995, in conformity with generally accepted accounting principles.


s\Arthur Andersen

St. Louis, Missouri
January 31, 1997

Page

                              CRAIN INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                         As of December 31, 1996 and 1995
                        (In thousands, except share data)

                                      ASSETS
                                                               1996      1995
                                                          _________ _________
 Current assets:
 Cash and cash equivalents                                $   6,102 $   1,983
 Accounts receivable, less allowance of $7,554 and $4,093,
  respectively                                               40,921    35,987
 Inventories                                                 30,025    33,128
 Prepaid expenses and other                                   3,014     1,313
                                                          _________ _________
  Total current assets                                       80,062    72,411
 Property, plant and equipment, net                          49,873    41,975
 Intangible assets, net                                      56,297    56,341
 Deferred financing costs, net                               11,334    12,046
 Other assets                                                 1,310     1,085
                                                          _________ _________
  Total assets                                            $ 198,876 $ 183,858
                                                          _________ _________
                                                          _________ _________

                        LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
 Current maturities of long-term obligations              $     136 $     122
 Accounts payable                                            23,320    19,919
 Accrued and other liabilities                                9,790    11,918
 Accrued interest                                             5,176     5,030
 Accrued payroll and personnel                                6,986     3,739
                                                          _________ _________
  Total current liabilities                                  45,408    40,728
Long-term obligations, less current maturities              118,182   116,215
Other long-term liabilities                                   5,444     2,633
                                                          _________ _________
  Total liabilities                                         169,034   159,576

Stockholder's equity:
 Common stock, $.01 par value, 1,000 shares authorized,
  issued and outstanding                                          0         0
 Contributed capital                                         29,492    24,528
 Retained earnings (deficit)                                    350      (246)
                                                          _________ _________
 Total stockholder's equity                                  29,842    24,282
                                                          _________ _________
  Total liabilities and stockholder's equity              $ 198,876 $ 183,858
                                                          _________ _________
                                                          _________ _________

See accompanying notes to the consolidated financial statements.

Page

                          CRAIN INDUSTRIES, INC.
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                             (In thousands)
                                                                  Four Months
                                                      Year Ended    Ended
                                                     December 31, December 31,
                                                         1996       1995
                                                     ____________ ____________
Net sales                                            $  306,093   $  96,463
Operating expenses:
 Cost of goods sold                                     243,745      77,885
 Selling, general and administrative                     35,299      10,438
 Depreciation and amortization                            9,295       2,439
                                                     __________   _________
Operating income                                         17,754       5,701
Other expenses:
 Interest expense                                        14,618       5,156
 Amortization of deferred financing costs                 1,841         597
 Other expense                                              304         103
                                                     __________   _________
Income (loss) before provision for income taxes             991        (155)
Provision for income taxes                                  395          91
                                                     __________   _________
Net income (loss)                                    $      596   $    (246)
                                                     __________   _________
                                                     __________   _________

See accompanying notes to the consolidated financial statements.

Page

                               CRAIN INDUSTRIES, INC.
                  CONSOLIDATED  STATEMENTS  OF  STOCKHOLDER'S  EQUITY
                         For The Year Ended December 31, 1996
                              and The Four Months Ended
                                  December 31, 1995
                                    (In thousands)
                                                Retained       Total
                         Common   Contributed   Earnings   Stockholders's
                         Stock      Capital     (Deficit)     Equity
                         ______   ___________   _________  ______________
Contributed capital      $    0   $  25,028     $     --   $  25,028
Issuance costs               --        (500)          --        (500)
Net loss                     --          --         (246)       (246)
                         ______   __________    _________  __________
December 31, 1995             0      24,528         (246)     24,282
Contributed capital          --       4,964           --       4,964
Net income                   --          --          596         596
                         ______   __________    _________  __________
December 31, 1996        $    0   $  29,492     $    350   $  29,842
                         ______   __________    _________  __________
                         ______   __________    _________  __________

See accompanying notes to the consolidated financial statements.

                               CRAIN INDUSTRIES,INC.
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (In thousands)

                                                                 Four Months
                                                   Year Ended       Ended
                                                  December 31,   December 31,
                                                      1996           1995
                                                 _____________ ______________
Cash flows from operating activities:
 Net income (loss)                               $     596     $     (246)
 Adjustments to reconcile net income (loss)
   to net cash provided by operating activities:
  Depreciation and amortization                      9,295          2,439
  Amortization of deferred financing costs           1,841            597
  Change in assets and liabilities,
    net of acquisitions:
   Accounts receivable                               1,515           (892)
   Inventories                                        (492)         2,369
   Prepaid expenses and other                          115            379
   Accounts payable                                  1,273         (4,340)
   Accrued and other liabilities                       705         (2,325)
   Accrued interest                                    156          5,030
   Income taxes payable                                216             91
                                                 __________    ___________
Net cash from operating activities                  15,220          3,102
Cash flows from investing activities:
 Acquisitions, net of cash acquired                (14,568)      (129,842)
 Capital expenditures                              (11,030)        (2,141)
                                                 __________    ___________
Net cash used in investing activities              (25,598)      (131,983)
Cash flows from financing activities:
 Proceeds from issuance of long-term obligations        --        115,000
 Borrowings on long-term obligations               115,270         30,405
 Payments on long-term obligations                (103,290)       (29,068)
 Equity proceeds                                     4,964         25,028
 Financing fees and other                           (2,447)       (10,502)
                                                 __________    ___________
Net cash from financing activities                  14,497        130,863
                                                 __________    ___________
Net change in cash and cash equivalents              4,119          1,982
Cash and cash equivalents at beginning of period     1,983              1
                                                 __________    ___________
Cash and cash equivalents at end of period       $   6,102     $    1,983
                                                 __________    ___________
                                                 __________    ___________

See accompanying notes to the consolidated financial statements.

CRAIN INDUSTRIES,  INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share data)

1.  The Company

Crain Industries, Inc., a Delaware corporation ("Crain" or the "Company"), was formed on May 25, 1995 to participate in the Acquisition (as described below) and the transactions related thereto. Crain is a wholly owned subsidiary of Crain Holdings Corp. ("Holdings"). Prior to the Acquisition, Crain conducted no operations other than those incident to the Acquisition. The Company is engaged in the design, manufacturing and marketing of flexible polyurethane foam and foam products. The Company's products are sold to a wide variety of customers primarily in the furniture, bedding and carpet markets.

On August 29, 1995, Crain consummated an agreement pursuant to which the Company acquired certain assets for an aggregate cash consideration of $130,027 and assumed certain liabilities of Crain Industries, Inc., an Arkansas corporation (the "Predecessor") (the "Acquisition"). The initial cash consideration for the Acquisition was reduced by $10,000 during 1996 as the result of a favorable settlement of a lawsuit with the Predecessor,
discussed in Note 11.   The Company has designated August 26, 1995 as the
effective date of the Acquisition for financial reporting purposes. Subsequent to the Acquisition, the Company changed its fiscal year end to December 31. Previously, the Predecessor's fiscal year end was the last Friday in August.

The Acquisition was accounted for using the purchase method of accounting whereby the total acquisition cost was allocated to the acquired net assets based on their respective fair values.

The total acquisition cost was allocated to the acquired net assets as follows:

 Current assets                                     $ 70,710
 Property, plant and equipment                        40,434
 Goodwill                                             50,188
 Fees and costs                                       12,500
 Other assets                                          1,914
 Current liabilities                                 (43,469)
 Non-current liabilities                              (2,250)
                                                    _________
                                                    $130,027
                                                    _________
                                                    _________

2.  Comfort Clinic Acquisition

On October 18, 1996, the Company acquired substantially all of the assets of the Comfort Clinic division of Bio Clinic Corporation (the "Comfort Acquisition"). The consideration paid in connection with the Comfort Acquisition consisted of cash in the amount of $14,568, subject to final adjustments. The Comfort Acquisition was funded with borrowings of approximately $9,500 of senior debt under the Revolver (hereinafter defined) and approximately $5,000 of capital contributions from Holdings. The Comfort Acquisition was accounted for using the purchase method of accounting whereby the total acquisition cost has been preliminarily allocated to the acquired net assets based on their estimated respective fair values. The purchase price allocations are still in process. It is not expected that the final allocation of the acquisition cost will result in a materially different allocation than is presented herein.

The total acquisition cost has been preliminarily allocated to the acquired net assets as follows:

 Current assets                                     $ 9,824
 Property, plant and equipment                        4,644
 Goodwill and intangibles                             6,654
 Other                                                   48
 Fees and costs                                       1,000
 Current liabilities                                 (6,722)
 Non-current liabilities                               (880)
                                                   _________
                                                   $ 14,568
                                                   _________
                                                   _________

Page

Unaudited pro forma data, which shows condensed results of operations for the year ended December 31, 1996 and the four months ended December 31, 1995, as though the Comfort Acquisition and related financing had occurred at the beginning of each period is as follows:

                                         Year Ended      Four Months Ended
                                     December 31, 1996   December 31, 1995
                                     _________________   _________________
Net sales                              $  328,158          $  104,728
Net loss                                     (595)             (2,477)

3. Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Crain and its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

Revenue Recognition

Sales and related costs of goods sold are included in income when goods are shipped to the customers.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out ("FIFO") method.

Property, Plant, and Equipment

Property, plant, and equipment are stated at cost. Depreciation is calculated using the straight-line method. The average estimated lives utilized in calculating depreciation are as follows: machinery and equipment - 3-8 years; and transportation equipment - 3-5 years. Leasehold improvements are depreciated over the shorter of the term of the respective lease or the life of the respective improvement. Interest costs applicable to equipment constructed for use by the Company are capitalized as a part of the assets.

Intangible Assets

Intangible assets consist principally of goodwill arising from the excess of cost over the value of net assets acquired, which is amortized using the straight-line method over forty years. Accumulated amortization aggregated $2,118 and $339 at December 31, 1996 and 1995, respectively. The Company generally assesses the recoverability of its intangible assets primarily based on its current and anticipated future undiscounted cash flows. At December 31, 1996 and 1995 the Company does not believe there have been any impairment of its intangible assets.

Deferred Financing Costs

Deferred financing costs, consisting of fees and other expenses associated with the debt financing, are amortized over the term of the related debt using the straight-line method which approximates the effective interest method.

Fair Value of Financial Instruments

The Company's financial instruments, excluding the Senior Notes (as hereinafter defined) are carried at fair value or amounts that approximate fair value. The Company has estimated the fair value of the Senior Notes using current market data. At December 31, 1996, the estimated fair market value of the Senior Notes was $112,750. At December 31, 1995, the Senior Notes approximated fair value.

Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Statements of Cash Flows

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments purchased with maturities of three months or less to be cash equivalents. Interest paid for the year ended December 31, 1996 and the four month period ended December 31, 1995, was approximately $14,630 and $220, respectively. Taxes paid for the year ended December 31, 1996 and the four month period ended December 31, 1995 was approximately $106 and $0, respectively.

4.  Inventories

The composition of inventories at December 31, 1996 and 1995 is as follows:

                                           1996           1995
                                      _________      _________
Raw materials                         $  21,194      $  25,738
Finished goods                            8,831          7,390
                                      _________      _________
                                      $  30,025      $  33,128
                                      _________      _________
                                      _________      _________

5.    Property, Plant and Equipment

The composition of property, plant and equipment at December 31, 1996 and 1995 is as follows:

                                           1996           1995
                                      _________      _________
Machinery and equipment               $  43,181      $  36,096
Transportation equipment                  5,534          4,263
Construction in progress                  4,965          1,775
Leasehold improvements                    3,871          1,941
Land and buildings                        2,000             --
Less:  accumulated depreciation          (9,678)        (2,100)
                                      _________      _________
                                      $  49,873      $  41,975
                                      _________      _________
                                      _________      _________

6. Financing Costs and Related Party Transactions

In connection with the Acquisition, the Company incurred aggregate fees and costs of $13,000. Costs of $10,000 related to the Senior Notes and Revolver (see Note 7) are included in deferred financing costs and amortized over the terms of the related borrowings. Costs of $500 related to the issuance of Holdings' common stock have been deducted from the proceeds to reduce the carrying value of the common stock.

In connection with the Acquisition and obtaining the related financing, the Company entered into a Monitoring and Oversight Agreement ("Agreement") with Hicks, Muse & Co. Partners L.P. ("Hicks, Muse") (an affiliate of the Company) pursuant to which the Company paid Hicks, Muse a cash fee of $2,500 as compensation for financial advisory services. The fees have been allocated to the debt and equity securities issued in connection with the Acquisition as deferred financing costs or as a deduction from the cash proceeds received from the sale of the common stock of Holdings. In connection with the Comfort Acquisition and obtaining the related financing, the Company paid a fee of $210 to Hicks, Muse. The Agreement further provides that the Company shall pay Hicks, Muse an annual fee of $250 for ten years for monitoring and oversight services adjusted annually at the end of each fiscal year to an amount equal to .1% of the consolidated net sales of the Company, but in no event less than $250 annually. The obligation under the Agreement and the related deferred financing costs have been recorded in the consolidated balance sheets.

Page

7.  Long-Term Obligations

The composition of long-term obligations at December 31, 1996 and 1995 is as follows:

                                            1996           1995
                                       _________      _________
 Revolving credit facility             $  17,700       $  5,600
 Senior subordinated notes               100,000        100,000
 Notes payable                               618         10,737
  Total                                  118,318        116,337
 Less current maturities                     136            122
                                      _________      _________
                                      $  118,182     $  116,215
                                      _________      _________
                                      _________      _________

The schedule of principal payments for long-term obligations at December 31, 1996 is as follows:

 1997           $       136
 1998                   149
 1999                   164
 2000                17,869
 2001                    --
 Thereafter         100,000
                  _________
                  $ 118,318
                  _________
                  _________

Credit Agreement

In connection with the Acquisition, Crain and Holdings entered into a credit agreement (the "Credit Agreement") dated as of August 29, 1995 with certain financial institutions. Borrowings under the Credit Agreement are collateralized by first priority mortgages and liens on all of the assets of the Company. In addition, borrowings under the Credit Agreement are guaranteed by Holdings. The Credit Agreement terminates on August 29, 2000, at which time all outstanding borrowings are due.

The Credit Agreement consists of a $50,000 revolving credit facility (the "Revolver"). The Revolver provides that up to $7,500 of such facilities may be used for the issuance of letters of credit. At December 31, 1996 and 1995, Crain had $6,032 and $893 in outstanding letters of credit, respectively. At December 31, 1996 and 1995 there was $26,268 and $43,507, respectively, of unused borrowing capacity under the Credit Agreement. The Credit Agreement contains several financial covenants which, among other things, require Crain to maintain certain financial ratios and restrict Crain's ability to incur indebtedness, make capital expenditures and pay dividends. A commitment fee on the unused portion of the Revolver of .5% is payable on each quarterly payment date.

Borrowings under the Revolver bear interest, at the option of Crain, at a rate per annum equal to (a) the Alternative Base Rate (as defined in the Credit Agreement) plus 1.5% or (b) the Eurodollar Rate (as defined in the Credit Agreement) plus 2.5%. The Alternative Base Rate and Eurodollar Rate margins are established quarterly based on a formula as defined in the Credit Agreement. Interest payment dates vary depending on the interest rate option to which the Revolver is tied, but generally interest is payable quarterly.

Senior Subordinated Notes

The senior subordinated notes due 2005 (the "Senior Notes") were issued under an indenture, dated August 29, 1995 (the "Indenture") in connection with the Acquisition. The Senior Notes represent unsecured general obligations of Crain and are subordinated to all Senior Debt (as defined in the Indenture) of Crain. The Senior Notes, which were originally sold pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended, were exchanged for identical notes registered under such Act in February, 1996.

Page

The Senior Notes mature on August 15, 2005. Interest on the Senior Notes is payable semiannually on each February 15 and August 15. The Senior Notes bear interest at the rate of 13.5% per annum. The Senior Notes may not be redeemed prior to August 15, 2000, except in the event of a Change of Control (as defined) or Crain may, subject to certain requirements (as defined), on or prior to August 15, 1998 redeem up to 33 1/3% of the aggregate original principal amount with proceeds from an Equity Offering (as defined).

The Senior Notes are fully and unconditionally (as well as jointly and severally) guaranteed on an unsecured, senior subordinated basis by Crain Aero, Inc. ("Crain Aero"). The Company's only other subsidiary, Sleep Solutions, Industries, Inc., ("Sleep Solutions"), does not guarantee the Senior Notes as it is not required under the terms of the Indenture. Each of Crain Aero and Sleep Solutions is a wholly-owned subsidiary of the Company.

8.  Stock Option Plans

In accordance with SFAS No. 123, "Accounting for Stock-Based Compensation", the Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for Holdings' stock option plans. Accordingly, no compensation cost has been recognized for the plans. Had compensation cost for the plans been determined based upon the fair value at the grant date for awards under those plans, consistent with the methodology prescribed under SFAS No. 123, the effect on the Company's net income would be immaterial.

Changes in the status of the stock option plans are summarized below:

                                 Weighted
                             Average Exercise        Options      Options
                              Price Per Share        Granted      Vested
                             ________________      _________      _______
August 25, 1995                 $   --                    --           --
 Granted                          1.00             2,032,323           --
                                ______             _________      _______
December 31, 1995                 1.00             2,032,323           --
 Granted                          1.26               175,000           --
 Vested                             --                    --      235,600
 Forfeited                        1.00              (100,000)          --
                                ______             _________      _______
December 31, 1996               $ 1.06             2,107,323      235,600
                                ______             _________      _______
                                ______             _________      _______

The weighted average grant-date fair value of options granted during 1996 and 1995 was $1.26 and $1.00 per share, respectively. Of the options outstanding at December 31, 1996, 1,113,000 options, 904,323 options and 90,000 options have exercise prices of $1.00, $1.09 and $1.50, respectively, and have weighted average remaining contractual lives of 8.9 years, 8.7 years and 10 years, respectively. The weighted average exercise price of options vested at December 31, 1996 is, $1.00 per share.

9.  Income Taxes

The Company accounts for income taxes in accordance with the provisions of SFAS No. 109. The provision for income taxes for the fiscal year ended December 31, 1996 and for the four months ended December 31, 1995 is as follows:

                            1996         1995
                       __________    ________
 Current:
  Federal              $  (2,224)    $     --
  State                     (327)          10
 Deferred:
  Federal                  2,568           71
  State                      378           10
                       __________    ________
  Total                $     395     $     91
                       __________    ________
                       __________    ________

Page

Reconciliation between the statutory income tax rate and effective tax rate is summarized below:

                                     1996    1995
                                   ______  _______
 U.S. Federal statutory rate       $  337  $  (53)
 State taxes                           50      (8)
 Other                                  8     152
                                   ______  _______
                                   $  395  $   91
                                   ______  _______
                                   ______  _______

The tax effects of significant temporary differences representing deferred tax assets and liabilities are as follows:

                                               1996       1995
                                           ________   ________
 Deferred tax assets:
  Accrued liabilities not yet deductible   $  2,625   $  2,641
  Net operating loss carry forward            3,437         --
  Other                                         228        157
                                           ________   ________
                                              6,290      2,798
                                           ________   ________
Deferred tax liabilities:
 Depreciation and amortization                6,601      2,710
 Other                                          165        169
                                           ________   ________
                                              6,766      2,879
                                           ________   ________
Net deferred tax liability                 $   (476)  $    (81)
                                           ________   ________
                                           ________   ________

10. Commitments

The Company leases certain buildings, transportation vehicles and other equipment. Total rental expense under operating leases for the year ended December 31, 1996 and for the four months ended December 31, 1995 was $9,286 and $3,001, respectively. Future minimum lease payments under operating leases that have initial or remaining noncancelable lease terms in excess of one year, for years ending December 31 are:

 1997              $     4,594
 1998                    4,405
 1999                    3,790
 2000                    2,849
 2001                    2,309
 Thereafter              7,059
                   ___________
                   $    25,006
                   ___________
                   ___________

The Company does not have any capital leases and does not hold any derivative financial instruments with off-balance sheet risk.

11.  Contingencies

The Company is subject to legal proceedings and claims which arise in the normal course of business. In the opinion of the Company's management, the ultimate liabilities with respect to these actions should not, individually or in the aggregate, have a material adverse effect on the Company's financial
condition or results of operations.   The Company believes it is in material
compliance with applicable environmental laws and regulations and that its environmental controls are adequate to address existing regulatory requirements.

On December 13, 1995, the Company initiated a lawsuit in the District Court of Dallas County, Texas styled Crain Industries, Inc., f/k/a/ Crain Acquisition Corp. v. Dude, Inc., f/k/a Crain Industries, Inc., H.C. "Dude" Crain, Jr., et al., Cause No. 95-12997, seeking money damages based on certain allegations of misrepresentation, fraud, and breach of contract in connection with the acquisition. In August, 1996, the Company settled all litigation with the sole shareholder of the Predecessor. The settlement amounted to a $10,000 reduction in the purchase price through the cancellation of a $10,000 note payable owed to the sole shareholder of the Predecessor.

Page

12.  Retirement Plan

The Company has a defined contribution retirement savings plan (the "Plan") covering substantially all employees who meet certain eligibility requirements as to age and length of service. The Plan incorporates the salary deferral provision of Section 401 (k) of the Internal Revenue Code and employees may defer up to 15% of compensation or the annual maximum limit prescribed by the Internal Revenue Code. The Company may elect to match a percentage of the employees' deferrals. Company contribution expense related to the Plan for the year ended December 31, 1996 and the four months ended December 31, 1995 were approximately $555 and $163, respectively.

13.  Supplemental Transition Period Disclosure

The following unaudited supplemental data, provided for comparison purposes only, is for the four months ended December 31, 1994. The Company believes that the financial information of the Predecessor is generally not comparable to that of the Company.
                                                      Unaudited
                                                      _________
 Net sales                                            $  86,371
 Cost of goods sold                                      69,032
 Selling, general and administrative expenses            10,792
 Depreciation and amortization                            1,740
                                                      _________
 Operating income                                         4,807
 Interest expense                                         1,076
 Amortization of deferred financing costs                    16
 Other expense                                              439
                                                      _________
 Net income                                           $   3,276
                                                      _________
                                                      _________

The Predecessor elected to be taxed under the provisions of Subchapter S of the Internal Revenue Code. Accordingly, taxable income of the Predecessor was allocated to the sole shareholder of the Predecessor who was responsible for the payment of taxes thereon.

Page

                           CRAIN  INDUSTRIES, INC.
             SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                    For The Year Ended December 31, 1996
                and The Four Months Ended December 31, 1995
                              (In thousands)

                     Balance at                                  Balance at
                     Beginning                                   End of
                     of Period  Acquisition Provision Write-offs Period
                     _________  ___________ _________ __________ __________
Allowance for
 doubtful accounts

Four months ended
December 31, 1995     $  4,514        $ --    $  196    $  (617)  $  4,093
Year ended
December 31, 1996        4,093       3,202       789       (540)     7,544

Page

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Crain Industries, Inc.:

   We have audited the accompanying balance sheet of Crain Industries, Inc. (an Arkansas corporation) as of August 25, 1995, and the statements of income, stockholder's equity, and cash flows for the years ended August 25, 1995 and August 26, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Crain Industries, Inc. as of August 25, 1995, and the results of its operations and its cash flows for years ended August 25, 1995 and August 26, 1994, in conformity with generally accepted accounting principles.

s\Arthur Andersen

Dallas, Texas,
November 28, 1995

Page

                               CRAIN INDUSTRIES, INC.
                                   BALANCE SHEET
                               As of August 25, 1995
                         (In thousands, except share data)

                                      ASSETS

Current assets:
 Cash                                                              $   4,057
 Trade receivables, less allowance for doubtful accounts of $4,514    34,650
 Inventories                                                          38,068
Prepaid expenses and other assets                                      1,038
Due from stockholder                                                   4,604
                                                                   _________
Total current assets                                                  82,417
Property, plant and equipment, net                                    35,498
Intangibles and other assets                                           3,920
                                                                   _________
Total assets                                                       $ 121,835
                                                                   _________
                                                                   _________

                       LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
 Accounts payable, including bank overdrafts of $4,394             $  23,673
 Accrued compensation                                                  4,359
 Accrued expenses and other liabilities                                3,225
 Due to related parties                                                1,000
 Current portion of long-term obligations                              1,995
                                                                   _________
  Total current liabilities                                           34,252
Long term obligations                                                 40,268
Due to related parties                                                 1,050

Stockholder's equity:
 Common stock, stated value $10 a share, authorized 10,000 shares;
  issued and outstanding, 5,945 shares                                    59
 Additional paid-in capital                                            4,013
 Retained earnings                                                    44,363
                                                                   _________
                                                                      48,435
Less-treasury stock, 1,320 shares at cost                             (2,170)
 Total stockholder's equity                                           46,265
                                                                   _________
 Total liabilities and stockholder's equity                        $ 121,835
                                                                   _________
                                                                   _________

The accompanying notes are an integral part of these financial statements.

Page

                              CRAIN INDUSTRIES, INC.
                               STATEMENTS OF INCOME
                                  (In thousands)

                                                    For The Years Ended
                                                ___________________________
                                                August 25,       August 26,
                                                  1995             1994
                                                __________       __________
Net sales                                        $258,895         $232,826
Cost of sales                                     214,633          183,556
                                                 ________         ________
Gross profit                                       44,262           49,270
Operating expenses:
 Shipping                                           9,875            9,397
 Selling                                            4,329            4,020
 General and administrative                        19,020           16,647
 Product and equipment development                    561              321
                                                 ________         ________
  Total operating expenses                         33,785           30,385
                                                 ________         ________
Operating profit                                   10,477           18,885
Other income (expense):
 Interest income                                      206              352
 Interest expense                                  (3,431)          (2,564)
 Gain on insurance settlement                       2,434               --
 Other, net                                          (130)            (129)
                                                 ________         ________
  Total other expenses                               (921)          (2,341)
                                                 ________         ________
Net income                                       $  9,556         $ 16,544
                                                 ________         ________
                                                 ________         ________

The accompanying notes are an integral part of these financial statements.

Page

                            CRAIN INDUSTRIES, INC.
                      STATEMENT OF STOCKHOLDER'S EQUITY
                              (In thousands)


                                 Additional                       Total
                          Common  Paid-In  Retained  Treasury  Stockholder's
                          Stock   Capital  Earnings    Stock      Equity
                          ______ _________ ________ _________  _____________
August 26, 1994            $ 59   $ 4,013  $ 40,469 $ (2,170)   $ 42,371
Net income                   --        --     9,556       --       9,556
Dividends                    --        --    (5,662)      --      (5,662)
                           ____   _______  ________ _________   _________
August 25, 1995            $ 59   $ 4,013  $ 44,363 $ (2,170)   $ 46,265
                           ____   _______  ________ _________   _________
                           ____   _______  ________ _________   _________

The accompanying notes are an integral part of these financial statements.

Page

                             CRAIN  INDUSTRIES,  INC.
                             STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                      For The Years Ended
                                                    _______________________
                                                    August 25,   August 26,
                                                      1995         1994
                                                  ____________   __________

Cash flows from operating activities:
 Net income                                       $  9,556    $  16,544
 Adjustments to reconcile net income to cash
  provided by operating activities:
   Depreciation and amortization                     5,286        4,962
   Provision for losses on receivables                 980        1,729
   (Gain) loss on disposal of equipment
    and other                                         (720)         375
   Changes in operating assets and liabilities:
    Trade receivables                               (2,912)      (6,350)
    Inventories                                     (7,353)     (10,449)
     Prepaid expenses, and other assets                797       (1,084)
     Other assets                                     (802)        (344)
     Accounts payable                                4,809        2,331
     Accrued compensation, accrued expenses
      and other liabilities                            792        1,224
                                                  ________    _________
Net cash provided by operating activities           10,433        8,938
                                                  ________    _________
Cash flows from investing activities:
 Proceeds from sale of property, plant
  and equipment                                      2,711          750
 Purchases of property, plant and equipment        (11,754)      (6,505)
                                                  ________    _________
Net cash used in investing activities               (9,043)      (5,755)
                                                  ________    _________
Cash flows from financing activities:
 Proceeds under credit agreement                    69,403       97,021
 Principal payments of credit agreement            (62,428)     (92,521)
 Principal payments of other long-term
  obligations                                       (4,871)      (1,846)
 Dividends                                          (5,662)      (8,858)
 Changes in due from stockholder and
  related parties                                     (885)        (910)
 Proceeds from other long-term obligations           4,251        4,620
                                                  ________    _________
Net cash used in financing activities                 (192)      (2,494)
Net increase in cash                                 1,198          689
Cash, beginning of year                              2,859        2,170
                                                  ________    _________
Cash, end of year                                 $  4,057     $  2,859
                                                  ________    _________
                                                  ________    _________

Supplemental disclosures of cash flow
  information:
 Cash paid during the year
  Interest                                        $  3,530     $  2,564
                                                  ________    _________
                                                  ________    _________
  Income taxes                                    $    423     $    247
                                                  ________    _________
                                                  ________    _________

The accompanying notes are an integral part of these financial statements.

Page

                               CRAIN INDUSTRIES, INC.
                           NOTES TO FINANCIAL STATEMENTS
                        (In thousands, except per share data)

1.  Summary of Significant Accounting Policies

Nature of Business

Crain Industries, Inc. (the "Company") is primarily involved in manufacturing, fabricating, and distributing polyurethane foam, polyester fiber, and related products. The Company's customers are in the furniture, bedding, packaging, automotive, retail, and construction industries throughout the United States. Sales are generally made on account to customers based on preapproved credit terms.

Inventories

Inventories are stated at the lower of cost or market. Cost includes raw materials, labor and manufacturing overhead. Inventory has been valued using the last-in, first-out (LIFO) method.

Property, Plant, and Equipment

Property, plant, and equipment are recorded at cost. Depreciation and amortization are computed primarily by the straight-line method over the estimated useful lives of the related assets.

Interest costs applicable to buildings and equipment constructed for use by the Company are capitalized as a part of the assets. The Company capitalized interest of $271,000 and $114,000 in 1995 and 1994, respectively.

Other Assets

Other assets include deferred loan costs and goodwill. Deferred loan costs are amortized over the term of the loan. Goodwill is amortized on a straight-line basis over the periods benefited, generally from 5 to 25 years. The Company periodically reviews the carrying value and amortization period for goodwill to determine whether events and circumstances warrant a reduction in the carrying value or amortization period.

Product and Equipment Development

Expenditures for product development activities relating to new products are generally charged to expense as incurred.

Income Taxes

The Company has elected to be taxed under the provisions of Subchapter S of the Internal Revenue Code. Accordingly, taxable income of the Company is allocated to the stockholder who is responsible for the payment of taxes thereon. The Company may be subject to future taxes associated with the disposition of assets which had unrealized gains at the effective date of the Subchapter S election.


Revenue Recognition

Sales and related cost of goods sold are included in income when goods are shipped to the customer.

2.  Stockholder's Equity

During 1995 and 1994, dividends of $5,662 and $8,858 were declared and paid to the stockholder, resulting in dividends per share of common stock of $1,224 and $1,915, respectively.

Page

3.  Inventories

Inventories are as follows:

                    August 25,
                       1995
                   ___________
  Raw Material     $ 31,086
  Finished goods      6,982
                   ________
                   $ 38,068
                   ________
                   ________

The LIFO inventory method results in a better matching of costs and revenues. Information related to the first-in, first-out (FIFO) method may be useful in comparing operating results to those of companies not on LIFO. On a supplemental basis, if inventories were valued at the lower of FIFO cost or market, inventories would have increased by approximately $4,286 at August 25, 1995. FIFO approximates current cost.

4.  Property, Plant, and Equipment

Property, plant, and equipment consists of the following:
                                                          August 25,
                                                               1995
                                                          _________
   Machinery, equipment, and furniture                    $  40,664
   Land, plant, and office buildings                         17,965
   Transportation equipment                                   8,713
   Leasehold improvements                                     3,763
   Construction in progress                                   4,651
                                                          _________
                                                             75,756
   Less - accumulated depreciation and amortization         (40,258)
                                                          _________
                                                          $  35,498
                                                          _________
                                                          _________

5.  Other Assets

Other assets are recorded at cost and consist of the following:
                                                                August 25,
                                                                     1995
                                                                _________
Deferred loan costs and goodwill, net of accumulated
  amortization of $891                                          $     370
 Long-term portion of notes receivable which bear interest from
  6% to 10% and are due at various dates through May 1998             650
 Cash surrender value, utility deposits, long-term receivables,
  and other                                                         2,900
                                                                _________
                                                                $   3,920
                                                                _________
                                                                _________
6. Long-Term Obligations

Long-term obligations consist of the following:
                                   August 25,
                                        1995
                                   _________
 Senior secured notes              $  10,500
       Credit agreement               24,975
       Mortgage notes payable          6,788
                                   _________
                                      42,263
       Less - current maturities      (1,995)
                                   _________
                                   $  40,268
                                   _________
                                   _________

Page

The Senior Secured Notes are payable in annual installments of $1,500 through January 31, 2002, with interest at 9.01% payable semiannually. The Company also has a Credit Agreement with a bank which provides for borrowings up to the lesser of $30,000 or the borrowing base, as defined. At August 25, 1995, the Company has $5,025 available to borrow under the terms of the Credit Agreement. The Credit Agreement extends through February 25, 1997, and provides for several borrowing options with different interest rates and maturities. The Company's interest is payable monthly or quarterly at the Eurodollar rate, or at alternative market rates, as defined (7.2% to 8.75% at August 25, 1995). In addition, the Company is required to pay a quarterly commitment fee in the amount of 3/8% per annum on the unused portion of the Credit Agreement.

The Company is in compliance with the restrictive financial covenants of the Senior Secured Notes and Credit Agreement which include, among others, certain minimum requirements as to working capital, net worth, debt to equity, restrictions on the amount of indebtedness the Company can incur, payments of dividends, and certain changes in capital stock. Borrowings under the Senior Secured Notes and Credit Agreement are collateralized by substantially all assets of the Company.

In conjunction with the asset purchase agreement discussed in Note 13, the amounts outstanding under the Senior Secured Notes and the Credit Agreement were paid in full.

One mortgage note is payable in monthly installments of approximately $9,375, plus interest at the greater of 7% or the prime rate (8.75% at August 25, 1995), through March 2008. The mortgage note is collateralized by land and a building with a net book value of approximately $1,671 at August 25, 1995. During 1994, the Company converted $4,600 of revolving debt from the Credit Agreement to a mortgage note payable. This mortgage note is payable in quarterly payments of $77 plus interest at the Eurodollar rate (7.5% at August 25, 1995), or at alternative market rates, as defined, with the remaining principal due October 30, 1998. The mortgage note is collateralized by land and a building with a net book value of approximately $5,417 at August 25, 1995.

Annual maturities of long-term obligations at August 25, 1995, are payable as follows:

 1997         $     1,995
 1998              26,970
 1999               1,995
 2000               4,843
 2001               1,687
 Thereafter         4,773
               __________
               $   42,263
               __________
               __________

Interest paid by the Company during 1995 and 1994 totaled approximately $3,530 and $2,564, respectively. Carrying amounts for the Company's debt agreements approximate fair value.

7.  Related-Party Transactions

The Company leases certain plant facilities, buildings, and aircraft from its stockholder and former stockholders under operating leases which expire at various dates through 2001. Certain leases provide for an option for up to an additional 15-year renewal period at the expiration of the initial term. Rental payments to related parties amounted to $1,321 and $771 in 1995 and 1994, respectively.

 Amounts receivable from related parties are as follows:
                                                                 August 25,
                                                                    1995
                                                                ___________
 Receivable from stockholder, due on demand with interest
    compounded monthly at the applicable federal interest
    rate (interest income of $214 and $186 was recognized
    in 1995 and 1994, respectively)                             $  4,604
 Receivables from insurance trust and other                          963
                                                                ________
                                                                $  5,567
                                                                ________
                                                                ________

Page

 Amounts due to related parties are as follows:
                                                                 August 25,
                                                                    1995
                                                                ________
 Unsecured notes payable to former stockholders due in
  October 1995 with interest at 10%, payable quarterly          $  1,000
 Other related party obligations                                   1,050
                                                                ________
                                                                $  2,050
                                                                ________
                                                                ________

Other related party obligations consist of notes to two related-party trusts. One note provides for monthly interest payments of 8% with principal amount of $1,000 due October 21, 1998. The other note provides for monthly interest payments of 12% with principal amount of $50 due December 1, 1997. The Company has recorded $186 for interest expense in both 1995 and 1994 under the terms of these notes.

8.  Retirement Plan

The Company has a defined contribution retirement savings plan (the "Plan") covering substantially all employees who meet certain eligibility requirements as to age and length of service. The Plan incorporates the salary deferral provision of Section 401 (k) of the Internal Revenue Code and employees may defer up to 15% of compensation or the annual maximum limit prescribed by the Internal Revenue Code. The Company may elect to match a percentage of the employees' deferrals. The Company's contributions to the Plan were approximately $436 and $395 in 1995 and 1994, respectively.

9.  Postemployment and Postretirement Benefits

The Company does not offer any postemployment or postretirement benefits.

10.  Significant Customers

The Company had one customer that accounted for $30,552 or 12% and $25,405 or 11% of total sales in fiscal years 1995 and 1994, respectively.

11. Lease Commitments

The Company leases plant facilities and transportation equipment under operating leases including several leases with escalation clauses. The Company expects that in the normal course of business operating leases that expire will be renewed or replaced by other leases.

Future minimum lease commitments under noncancelable operating leases with terms of one year or longer as of August 25, 1995, are payable as follows (in thousands):

                   Related
                   Parties     Other     Total
                  ________  ________  ________
 1996             $  1,068  $  3,361  $  4,429
 1997                  888     2,498     3,386
 1998                  548     2,134     2,682
 1999                  440     1,594     2,034
 2000                  ---     1,130     1,130
 Thereafter            ---     3,505     3,505
                  ________  ________  ________
                  $  2,944  $ 14,222  $ 17,166
                  ________  ________  ________
                  ________  ________  ________

Total rent expense for all operating leases was $5,880 and $7,025 for 1995 and 1994, respectively.

Page

12.  Contingencies

The Company is involved in various legal matters incidental to its business. Management believes these matters can be successfully defended or resolved without material adverse effects on the financial position or operations of the Company. In addition, certain operations of the Company are subject to various environmental laws and regulations. Management believes the Company has substantially complied with these laws and regulations in all material respects.

On August 8, 1994, the Company sustained significant fire damage to its plant located in Fort Smith, Arkansas. The Company filed both property loss and business interruption claims, however, no settlement has been reached as of December 8, 1994. As of August 26, 1994, the Company incurred expenses related to the demolition and cleanup of the facility as well as expenses related to computer disaster recovery services. As of August 26, 1994, the Company recorded these expenses and the value of the inventory stock, totaling $594, lost as current receivables. Additionally, the Company transferred the net book value of the property destroyed of $303 to other long-term assets. For the year ended August 25, 1995, the Company recorded, as other income, a gain of $2,434 from insurance proceeds.

On November 30, 1994, the U.S. Consumer Product Safety Commission issued a recall on bean bags which were produced by Base Line Design, a division of Crain Industries, Inc., before October 12, 1994. The Company cooperated with the Commission and recalled the bags. The effect of this recall has not been material to the financial statements taken as a whole.

13.  Asset Purchase Agreement

On August 29, 1995, the Company consummated an asset purchase agreement pursuant to which Crain Industries, Inc. ("Newco") acquired substantially all of the assets of the Company for an aggregate cash consideration of $130 million, assumed certain liabilities, and entered into certain leases. The Company has designated August 26, 1995, as the effective date of the Acquisition for financial reporting purposes.

Page

                         CRAIN INDUSTRIES, INC. (PREDECESSOR)
                   SCHEDULE  II - VALUATION AND QUALIFYING ACCOUNTS
                         For The Year Ended August 25, 1995
                                   (In thousands)
                                                       Collection
                     Balance At                      Of Previously   Balance
                     Beginning                         Written Off  At End Of
                     Of Period  Provision Write-offs    Accounts      Period
                     _________  _________ __________ _____________  _________
Allowance for
  doubtful accounts
August 25, 1995        $ 3,534    $ 2,920  $ (2,113)      $ 173      $ 4,514

Page

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON AUDITING AND FINANCIAL DISCLOSURE

None


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

Set forth below are the names and positions of the directors and executive officers of the Company. All directors hold office until the next annual meeting of stockholders of Holdings and the Company, and until their successors are duly elected and qualified. All officers serve at the pleasure of the Board of Directors.

James N. Mills        59 Chairman of the Board and Chief Executive Officer
                          of Holdings and Chairman of the Board of the
                          Company
Jack D. Furst         39 Director *
John R. Muse          45 Director *
David M. Sindelar     39 Senior Vice President and Chief Financial Officer of
                          Holdings and Senior Vice President of the Company
Larry S. Bacon        50 Senior Vice President - Human Resources *
Thomas McGhee         61 Secretary and General Counsel *
RV Linn               59 President of Holdings and President and Chief
                          Executive Officer of the Company
Donald D. Wood, Jr.   56 Vice President - General Manager of Southwest Region
Michael A. Ricciardi  63 Senior Vice President and Technical Director of the
                          Company
Wesley D. DeHaven     32 Vice President and Chief Financial Officer of the
                          Company
John R. McAlister     43 Vice President - Sales and Marketing of the Company
 ___________
* Position with each of Holdings and the Company

James N. Mills is Chairman of the Board and Chief Executive Officer of Holdings and the Chairman of the Board of the Company and has held such positions since May 1995. Mr. Mills serves as the Chairman, President and Chief Executive Officer of Mills & Partners, Inc., a St. Louis-based investment and management services firm. Mr. Mills is also Chairman of the Board, and Chief Executive Officer of Berg Electronics Corp., Chairman of the Board and Chief Executive Officer of International Wire Holding Company and Chairman of the Board and Chief Executive Officer of Viasystems Group, Inc. and Copy USA Holdings Corp. Mr. Mills was Chairman of the Board and Chief Executive Officer of Jackson Holding Company and Jackson Products, Inc. from February 1993 through August 1995. Mr. Mills was Chairman of the Board and Chief Executive Officer of Thermadyne Holdings Corporation from February 1989 through February 1995 and Chairman of the Board and Chief Executive Officer of Thermadyne Industries, Inc. from 1987 to 1995. Mr. Mills was Executive Vice President of McGraw-Edison Company, a company engaged in the electronic, industrial, commercial and automotive industries, from 1978 to 1985, and served as Industrial Group President and President of the Bussmann Division of the McGraw-Edison Company from 1980 to 1984. Mr. Mills also serves as a director of Hat Brands Holding Corporation.

Jack D. Furst was elected a director of Holdings and the Company in May 1995. Mr. Furst is a Managing Director and Principal of Hicks, Muse and has held such position since 1989. Mr. Furst has approximately 15 years of experience in merchant and investment banking. Mr. Furst is involved in all aspects of Hicks, Muse's business and has been actively involved in originating, structuring and monitoring its investments. Mr. Furst is primarily responsible for managing the relationship with Mills & Partners, Inc., a St. Louis-based management alliance of Hicks, Muse. Prior to joining Hicks, Muse, Mr. Furst was a vice president and subsequently a partner of Hicks & Haas Incorporated from 1987 to May 1989. From 1984 to 1986, Mr. Furst was a merger and acquisition/corporate finance specialist for The First Boston Corporation in New York. Before joining First Boston, Mr. Furst was a financial consultant at Price Waterhouse. Mr. Furst serves on the board of directors of Neodata Corporation, Desa Holdings Corporations, International Wire Holding Company and Cooperative Computing, Inc.

John R. Muse was elected a director of Holdings and the Company in May 1995. Mr. Muse is an Executive Vise President, Managing Director and Principal of Hicks, Muse having served since its inception in May 1989. From 1984 to 1989 Mr. Muse was Managing Directory of Prudential Securities Incorporated ("Prudential Securities") in Dallas, Texas, where he served as the head of investment/merchant banking activities for the southwestern region of the United States. Prior to joining Prudential Securities, Mr. Muse served as senior vice president and a director of Schneider, Bernet & Hickman, Inc. ("Schneider, Bernet") in Dallas from 1979 to 1983 and was responsible for the company's investment banking activities. Prior to his employment with Schneider, Bernet, Mr. Muse was employed by Bateman, Eichler, Hill Richards in Los Angeles. Mr. Muse is the Chairman of the Board of Hedstrom Corporation and Hat Brands, Inc., and serves as a director of The Morningstar Group, Inc. and Olympus Real Estate Corporation.

David M. Sindelar is Senior Vice President and Chief Financial Officer of Holdings and Senior Vice President of the Company and has held such positions since May 1995. Mr. Sindelar is also Senior Vice President and Chief Financial Officer of Mills & Partners, Inc., Berg Electronics Corp., International Wire Holding Company, Copy USA Holdings Corp. and Viasystems Group, Inc. Mr. Sindelar was Senior Vice President and Chief Financial Officer of Jackson Holding Company from February 1993 through August 1995. From 1987 to February 1995, Mr. Sindelar held various other positions at Thermadyne Holdings Corporation including Senior Vice President and Chief Financial Officer, Vice President - Corporate Controller and Controller. Mr. Sindelar was employed by Arthur Andersen & Co. from 1979 to 1987.

Larry S. Bacon is Senior Vice President - Human Resources of Holdings and the Company and has held such positions since April 1995. Mr. Bacon is also Senior Vice President - Human Resources of Mills & Partners, Inc., Berg Electronics Corp., International Wire Holding Company, Copy USA Holdings Corp. and Viasystems Group, Inc. Mr. Bacon was Senior Vice President - Human Resources of Jackson Holding Company from February 1993 through August 1995. Previously, Mr. Bacon was Senior Vice President - Human Resources of Thermadyne Holdings Corporation from September 1987 until February 1995.
Prior to that, he held a variety of senior human resources management positions with Cooper Industries, McGraw-Edison Company and Hoechst Celanese.

W. Thomas McGhee is Secretary and General Counsel of Holdings and the Company and has held such positions since May 1995. Mr. McGhee is also a partner in the law firm of Herzog, Crebs and McGhee and has held that position since 1987. In addition, Mr. McGhee serves as Secretary and General Counsel of Mills & Partners, Inc., International Wire Holding Company, Berg Electronics Corp., Viasystems Group, Inc. and Copy USA Holdings Corp. Mr. McGhee was Secretary and General Counsel of Jackson Holding Company from March 1993 through August 1995. Mr. McGhee was Secretary and General Counsel of Thermadyne Holdings Corp. from March 1993 through February 1995.

RV Linn was appointed President of Holdings and President and Chief Executive Officer of the Company in August 1995. From 1993 to 1995 Mr. Linn served as President and Chief Operating Officer of Stoody Deloro Stellite Inc., a division of Thermadyne Holdings Corporation. In that capacity, Mr. Linn was responsible for the manufacturing, distribution, engineering, product development, sales and marketing activities, short and long-term planning, and division level financial reporting for each of Stoody Delero's six business units. Prior to becoming President, Mr. Linn served for five years as the Executive Vice President of Operations for Thermadyne Industries, Inc. where he was responsible for all domestic manufacturing operations. Mr. Linn was employed by Tweco Company, a subsidiary of Thermadyne, for 31 years.

Donald D. Wood, Jr. serves as Vice President - General Manager of the Southwest Region. Mr. Wood has also served as Vice President, Secretary and Treasurer of the Predecessor and held such position since 1981. During his employment with the Predecessor, he was in charge of finance and accounting, risk management and safety, data processing and human resources. Prior to 1981, Mr. Wood was employed by Peat, Marwick, Mitchell & Co.

Michael R. Ricciardi was elected as Senior Vice President - Technical Director of the Company on August 29, 1995. Prior thereto Mr. Ricciardi served as Vice President and Technical Director of the Predecessor and held such position since 1988. During his employment with the Predecessor he was responsible for new process development, raw material purchasing and manufacturing engineering. Mr. Ricciardi has 36 years experience in the foam industry, holds several patents and has authored several articles for national polyurethane industry publications. He has been an active member of the Polyurethane Foam Association for 18 years.

Wesley D. DeHaven is Vice President and Chief Financial Officer for the Company and has held such position since January 1997. From 1995 through 1996 Mr. DeHaven was Corporate Controller for International Wire Group, Inc. Prior to his position with International Wire Group, Inc., he was Manager of Acquisitions and Operations for Mills & Partners, Inc. and held various accounting positions, including Divisional Controller for Thermadyne Holdings Corporation. Mr. DeHaven was employed by Arthur Andersen & Co. from 1989 to 1993.

John R. McAlister is Vice President of Sales and Marketing for the Company and has held such position since December 1995. Prior thereto, Mr. McAlister was employed by Huber Corporation from 1988 to 1995 during which he held a variety of sales and marketing positions including Vice President of Business Development. Previous to Huber Corporation, Mr. McAlister held a variety of marketing, sales and management positions with Petro Life Corporation and Nalco Chemical Company.

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth the cash and non cash compensation earned during the fiscal year ended December 31, 1996 and the four month period ended December 31, 1995 by the Chief Executive Officer of the Company and the four other most highly compensated executive officers of the Company and one former executive officer of the Company.

Summary Compensation Table


                                                       Long-Term
                                                       Compensation
                                                       Awards
                                                       _____________
                                Annual Compensation(1) Securities
                                ______________________ Underlying    All Other
                        Year    Salary($)  Bonus($)(2) Options (#)(3) Comp.($)
                        ______  _________  ___________ ______________ ________
James N. Mills          1996    316,000        525,000          --         --
 Chairman of the Board  1995(4)  65,000         43,000     301,441(5)      --
 of the Company
RV Linn                 1996    298,000        250,000          --  165,000(6)
 President and Chief    1995(4) 114,000        185,000     300,000         --
 Executive Officer of
 the Company
Donald D. Wood          1996    191,000        116,000           --        --
 Vice President-General 1995(4)  59,000         28,000       75,000        --
 Manager of the
 Southwest Region
James G. Powers(7)      1996    156,000        103,000       15,000        --
 Former Vice President  1995(4)  47,000         25,000       75,000        --
 and Chief Financial
 Officer of the Company
Michael A. Ricciardi    1996    156,000        103,000           --        --
 Senior Vice President  1995(4)  54,000         25,000       75,000        --
 and Technical Director
 of The Company
John R. McAlister       1996    159,000        103,000       90,000        --
 Vice President of      1995(4)  12,000         25,000           --        --
 Sales and Marketing
 of the Company

(1) Holdings and the Company provide to certain executive officers a car allowance, reimbursement for club memberships, insurance policies and certain other benefits. The aggregate incremental costs of these benefits to Holdings and the Company for each officer do not exceed the lesser of either $50,000 or 10% of the total of annual salary and bonus reported for each officer.

(2)  Bonuses were paid in 1997 for 1996.

(3)  Options were granted under the Crain Holdings Corp.
1995 Stock Option Plan (the "Stock Option Plan") pursuant to which incentive and non-qualified stock options may be issued to certain of its Holdings or the Company's officers, key employees and directors.

(4)  Represents compensation for four month period ended December 31, 1995.

Page

(5) Reflects Performance Options (as hereinafter defined) granted by Holdings. For a description of the material terms of such options, see "Benefit Plans - Performance Options." The Performance Options are exercisable only in the event that Hicks, Muse Equity Fund II, an affiliate of Hicks, Muse realizes a 35% overall rate of return, compounded annually on its equity funds invested in Holdings.

(5) Represents compensation for fair value of options held with a previous employer in compliance with Mr. Linn's employment agreement.

(6) Mr. Powers resigned from his position as Vice President and Chief Financial Officer of the Company effective December 31, 1996 to take a position with Viasystems Group, Inc.

The following table summarizes option grants made with respect to the common stock, par value $.01 per share of Holdings ("Holdings Common Stock") during fiscal year 1996 to the executive officers named above:

Option Grants in Last Fiscal Year

                    Number of
                    Securities     % of Total
                    Underlying    Options Granted   Exercise
                    Options        to Employees       Price      Expiration
Name                   (#)        In Fiscal Year    ($/share)       Date
                    __________    ______________    _________    __________
James G. Powers      15,000(2)           8.6           1.50        9/7/06
John R. McAlister    75,000(2)          42.9           1.00        2/8/06
                     15,000(2)           8.6           1.50        8/5/06

                                Potential Realizable Value at
                                   Assumed Annual Rates of
                                   Stock Price Appreciation
                                       For Option Term (1)
                                ____________________________
Name                                     5%($)     10%($)
                                      _______    _______
James G. Powers                        23,000     43,000
John R. McAlister                     117,000    217,000
                                       23,000     43,000

(1) The potential realizable value portion of the foregoing table illustrates the value that might be realized upon exercise of the option immediately prior to the expiration of its term, assuming the specified compound rates of appreciation of Holdings Common Stock over the term of the options. These amounts represent certain assumed rates of appreciation only. Actual gains on the exercise of options are dependent on the future performance of Holdings Common Stock. There can be no assurance that the potential values reflected in this table will be achieved. All amounts have be rounded to the nearest whole dollar.

(2) Reflects options to purchase Holdings Common Stock granted under the Stock Option Plan. The options vest in five equal annual installments commencing on the first anniversary date of the grant, subject to acceleration under certain circumstances, including a Change of Control (as defined in the Stock Option Plan).

The following table summarizes the number of options exercised during the fiscal year ended December 31, 1996 for the above named executive officers and the value of unexercised options as of December 31, 1996:

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option
Values

                                                    Number of Securities
                                                        Underlying
                                                  Unexercised Options at
                                                       Fiscal Year End
                  Acquired On   Value Realized _______________________________
                 Exercise (#)       ($)        Exercisable(#) Unexercisable(#)
Name             ____________   ______________ ______________ ________________

James N. Mills          --          --                   --     301,441
RV Linn                 --          --               90,000     210,000
James G. Powers         --          --               15,000      75,000
John R. McAlister       --          --                   --      90,000
Donald D. Wood          --          --               15,000      60,000
Michael R. Ricciardi    --          --               15,000      60,000

                                                       Value of
                                                Unexercised In-the-money
                                                      Options at
                                                 Fiscal Year End (1)
                                            _______________________________
                                            Exercisable($) Unexercisable($)
Name                                        ______________ ________________

James N. Mills                                        --            --
RV Linn                                           45,000       105,000
James G. Powers                                    7,500        30,000
John R. McAlister                                     --        37,500
Donald D. Wood                                     7,500        30,000
Michael R. Ricciardi                               7,500        30,000

(1) Represents the difference between the value at December 31, 1996 of the Holdings Common Stock underlying the options and the exercise price of such options.

Compensation Committee Interlocks and Insider Participation

Compensation decisions are made by the Board of Directors. James N. Mills served as both an Executive Officer and Director during 1996 and is expected to serve in such capacity in 1997.

Page

Compensation of Directors

The directors of Holdings and the Company did not receive compensation from either Holdings or the Company for services rendered in that capacity during the year ended December 31, 1996. Directors of Holdings and the Company are entitled to reimbursement of their reasonable out-of-pocket expenses in connection with their travel to and attendance at meetings of the board of directors or committees thereof.

Employment Contracts and Termination of Employment and Change in Control

James N. Mills Employment Agreement. Mr. Mills entered into an employment agreement with the Company and Holdings on August 29, 1995. Pursuant to such employment agreement, Mr. Mills will serve as the Chairman of the Board and Chief Executive Officer of Holdings and Chairman of the Board of the Company through August 31, 2000. Mr. Mills is required to devote such business time and attention to the transaction of Holdings' and the Company's business as is reasonably necessary to discharge his duties under the employment agreement. Subject to the foregoing limitation on his activities, Mr. Mills is free to participate in other business endeavors.

The compensation provided to Mr. Mills under his employment agreement includes annual base salary of not less than $200,000 subject to adjustment at the sole discretion of the Board of Directors of Holdings and such benefits as are customarily accorded the executives of Holdings and the Company for as long as the employment agreements are in force. In addition, Mr. Mills is entitled to an annual bonus in an amount to be determined at the sole discretion of the Board of Directors of Holdings.

Mr. Mills' employment agreement also provides that if Mr. Mill's employment is terminated without cause, Mr. Mills will continue to receive his then current salary for the longer of 18 months following such termination or the remaining term of his employment agreement. In the event that Mr. Mills' employment is terminated due to death or disability, Mr. Mills, or his estate, heirs or beneficiaries, as applicable, will continue to receive his then current salary for 18 months from such termination.

RV Linn Employment Agreement. Mr. RV Linn entered into an employment agreement with the Company and Holdings on September 1, 1995. Pursuant to such employment agreement, Mr. Linn will serve as the President of Holdings and the President and Chief Executive Officer of the Company through September 1, 2000. Mr. Linn is required to devote all of his business time and attention to the transaction of the Company's business as is reasonably necessary to discharge his duties under the employment agreement.

The compensation provided to Mr. Linn under his employment agreement includes an initial annual base salary of $285,000 and shall be increased to $310,000 in the event net sales of the Company exceed $300 million annually, subject to upward adjustments in the Chief Executive Officer of Holdings' sole discretion, and shall include such benefits as are customarily accorded to the executives of the Company so long as the employment agreement is in effect.
In addition, Mr. Linn is entitled to an annual bonus in an amount to be determined in the sole discretion of the Chief Executive Officer of Holdings of up to 97% percent of his annual base salary.

Mr. Linn's employment agreement also provides that in the event Mr. Linn's employment is terminated due to death or disability, Mr. Linn or his estate, heirs or beneficiaries, as applicable, will receive, in addition to any other benefits provided him or them under any benefit plan, Mr. Linn's then current salary for a period of 18 months from such termination. In the event Mr. Linn's employment is terminated without cause, Mr. Linn will continue to receive his then current salary for the longer of 12 months following such termination or the remaining term of his employment agreement.

Benefit Plans

Stock Option Plan

Holdings has adopted the Crain Holdings Corp. 1995 Stock Option Plan (the "Stock Option Plan") pursuant to which incentive and non-qualified stock options may be issued to certain of its or the Company's officers, key employees and directors. A total of 1,461,988 shares of Holdings Common Stock was reserved for issuance under the Stock Option Plan. As of the date of this filing, options to purchase an aggregate of 1,203,000 shares of Holdings Common Stock subject to the terms and conditions of the Stock Option Plan are outstanding. The Stock Option Plan is administered by the Board of Directors of Holdings, although the plan provides that the Board of Directors of Holdings may designate an option or other committee (the "Committee") to administer the Plan. Under the Stock Option Plan, certain executive officers, key employees and directors are eligible to receive incentive and non-qualified options to purchase shares of Holdings Common Stock. Subject to restrictions contained in the Stock Option Plan, stock options are exercisable at such time and on such terms as the Board of Directors of Holdings or the Committee determines. The exercise price of any option granted pursuant to the Stock Option Plan is not permitted to be less than the fair market value per share on the date of grant, as determined by the Board of Directors of Holdings. Subject to certain additional limitations, no option by its terms is permitted to be exercisable after the expiration of ten years from the date of grant, or such other periods (in the case of non-qualified options) or such shorter period (in the case of incentive options) as the Board of Directors of Holdings or Committee in its sole discretion may determine. Stock options are not transferable, except by will or by laws of descent and distribution.

An optionee under the Stock Option Plan must pay the full option price upon exercise of an option (i) in cash or by an equivalent means acceptable to the Committee or Board of Directors of Holdings, (ii) with the consent of the Committee or Board of Directors of Holdings, by delivering shares already owned by such optionee (including shares to be received upon exercise of the option) and having a fair market value at least equal to the exercise price or
(iii) in any combination of the foregoing. Holdings may require optionee to satisfy federal tax withholding obligations with respect to the exercise of options by (i) additional withholding from the employee's salary, (ii) requiring the optionee to pay in cash or (iii) retaining the number of shares issuable upon exercise of the option having a fair market value on the date of exercise which is equal to the amount to be withheld.

Performance Options

On August 29, 1995, Holdings adopted a stock option plan for certain managers of the Company's management (including Mr. Mills and certain other managers) (the "Performance Options") to purchase 904,323 shares of Holdings Common Stock.

The Performance Options are exercisable only in the event that Hicks, Muse, Tate & Furst Equity Fund II, L.P. ("HM Fund II") has realized an overall rate of return of at least 35% per annum, compounded annually, on all equity funds invested by it in Holdings. Subject to the foregoing, the Performance Options are exercisable (i) immediately prior to a Liquidity Event (as hereinafter defined), (ii) concurrently with the consummation of a Qualified IPO (as hereinafter defined), or (iii) on December 31, 2004. A "Liquidity Event" generally means (i) one or more sales or other dispositions of Holdings Common Stock if, thereafter, the amount of Holdings Common Stock owned by HM Fund II is reduced by 50%, (ii) any merger, consolidation or other business combination of Holdings pursuant to which any person or group acquires a majority of the common stock of the resulting entity, or (iii) any sale of all or substantially all of the assets of Holdings. A "Qualified IPO" means a firm commitment underwitten public offering of Holdings Common Stock for gross proceeds of at least $25 million.

The exercise price for the Performance Options is initially equal to $1.00 per share and, effective each anniversary of the grant date, the per share exercise price for the Performance Options is equal to the per share exercise price for the prior year multiplied by 1.09. The exercise price of the Performance Options and the number of shares of Holdings Common Stock for which the Performance Options are exercisable is subject to adjustment in the event of certain fundamental changes in the capital structure of Holdings.
All Performance Options terminate on August 30, 2005.

ITEM 12.  SECURITIES OWNERSHIP

Security Ownership of Certain Beneficial Owners

All the issued and outstanding shares of common stock of the Company are held by Holdings. The following table sets forth certain information regarding the beneficial ownership of the voting securities of Holdings, by each person who is known by the Company to beneficially own more than 5% of any class of Holdings voting securities and by the directors and certain executive officers of Holdings, individually, and by the directors and executive officers of Holdings as a group. The Holdings Class A Common Stock (as herein after defined), votes together with the Holdings Common Stock as a single class and is entitled to one vote for each share. The following table sets forth the shares beneficially owned as of February 28, 1997.

                                   Shares Beneficially Owned
                      ________________________________________________________
                      Holdings Common Stock  Holdings Class A Common Stock (1)
                      _____________________  _________________________________
                        Number of Percent of Number of    Percent   Percent of
                         Shares      Class     Shares     of Class     Total
                        __________   _______ __________   ________  _________
5% Stockholders:
HM Parties (2)          28,139,535     98.8%         --         --      89.5%
c/o Hicks, Muse, Tate
& Furst Incorporated
200 Crescent Court,
Suite 1600
Dallas, Texas  75201

Officers and Directors:
 James N. Mills (3)        347,500     1.2%   2,953,524      100.0%     10.5%
 Jack D. Furst (2)      28,139,535    98.8%          --         --      89.5%
 John R. Muse (2)       28,139,535    98.8%          --         --      89.5%
 David M. Sindelar          75,000      *       887,889       30.0%      3.1%
 Larry S. Bacon             25,000      *       207,863        7.0%       *
 W. Thomas McGhee               --      --      207,863        7.0%       *
 RV Linn (5)               140,000      *       124,695        4.2%       *
 Donald D. Wood, Jr.(6)    365,000     1.3%          --         --       1.1%
 James G. Powers(7)         25,000      *            --         --        *
 Michael A. Ricciardi (8)   90,000      *            --         --        *
 All executive officers
  and directors as a
  group (9 persons) (4) 28,487,035    100%    2,953,524      100.0%    100.00%

* Represents less than 1%.

(1) The Class A Common Stock, par value $.01 per share, of Holdings ("Holdings Class A Common Stock") is convertible into Holdings Common Stock
(i) at the option of any holder thereof at any time, (ii) at the option of Holdings upon the occurrence of a Triggering Event (as defined below), and
(iii) mandatorily at August 30, 2005. A "Triggering Event" means any sale of substantially all of the assets of Holdings or any merger, consolidation or other business combination of Holdings in which Hicks, Muse and its affiliates cease to own at least 50% of the resulting entity. Each share of Holdings Class A Common stock is convertible into a fraction of a share of Holdings Common Stock at the time of conversion less the sum of $.99 plus imputed interest thereon at a rate of 9% per annum, compounded annually, at the time of conversion, divided by (ii) the fair market value of a share of Holdings Common Stock at the time of conversion. Because the fraction of a share of Holdings Common Stock into which Holdings Class A Common Stock is convertible is determinable only at the time of a conversion, shares of Holdings Common Stock that may be issuable upon conversion of Holdings Class A Common Stock are not included in the shares of Holdings Common Stock beneficially owned in the foregoing table.

(2) Includes (i) shares owned of record by Hicks, Muse, Tate & Furst Equity Fund II L.P. ("HM Fund II"), a limited partnership of which the sole general partner is HM2/GP Partners, L.P., a limited partnership of which the sole general partner is Hicks, Muse GP Partners, L.P., a limited partnership of which the sole general partner is Hicks, Muse, Tate & Furst Fund II Incorporated, a corporation affiliated with Hicks, Muse; (ii) shares owned of record by certain individuals subject to an irrevocable proxy in favor of Hicks, Muse. Thomas O. Hicks is a controlling stockholder of Hicks, Muse and serves as Chairman of the Board, President, Chief Executive Officer, Chief Operating Officer and Secretary of Hicks, Muse. Accordingly, Mr. Hicks may be deemed to be the beneficial owner of Holdings Common Stock held by HM Fund II. John R. Muse, Charles W. Tate, Jack D. Furst, Lawrence D. Stuart, Jr., Alan
B. Menkes, and Michael J. Levitt are officers, directors and minority stockholders of Hicks, Muse and as such may be deemed to share with Mr. Hicks the power to vote or dispose of Holdings Common Stock held by HM Fund II. Each of Messrs. Hicks, Muse, Tate, Furst and Stuart disclaims the existence of a group and disclaims beneficial ownership of Holdings Common Stock not respectively owned of record by him; and (iii) includes 145,600 shares of common stock subject to options that are exercisable within 60 days.

(3) Includes shares of Holdings Common Stock and Holdings Class A Common Stock held by James N. Mills and shares of Holdings Common Stock and Holdings Class A Common Stock owned of record by certain individuals. Includes 90,000 shares of common stock subject to options that are exercisable within 60 days subject to an irrevocable proxy in favor of Mr. Mills. Does not include 301,441 shares of Holdings Common Stock issuable to Mr. Mills upon the exercise of Performance Options that are not currently exercisable. See "Management_Benefit Plans_Performance Options.

(4) Does not include 904,323 shares of Holdings Common Stock issuable to executive officers of Holdings upon the exercise of Performance Options that are not currently exercisable.

(5)  Includes 50,000 shares owned and 90,000 vested unexercised options.

(6)  Includes 350,000 shares owned and 15,000 vested unexercised options.

(7)  Includes 10,000 shares owned and 15,000 vested unexercised options.

(8)  Includes 75,000 shares owned and 15,000 vested unexercised options.

Page

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Monitoring and Oversight Agreement

On August 29, 1995, Holdings and the Company entered into a ten-year agreement (the "Monitoring and Oversight Agreement") with Hicks, Muse & Co. Partners, L.P. ("Hicks, Muse Partners"), pursuant to which they pay Hicks, Muse Partners an annual fee of $250,000 for oversight and monitoring services to Holdings and the Company. The annual fee is adjustable at the end of each fiscal year to an amount equal to 0.1% of the consolidated net sales of the Company during such fiscal year, but in no event less than $250,000. Messrs. Muse and Furst, directors of Holdings and the Company, are each principals of Hicks, Muse Partners. In addition, Holdings and the Company have agreed to indemnify Hicks Muse Partners, its affiliates and shareholders, and their respective directors, officers, agents, employees and affiliates from and against all claims, actions, proceedings, demands, liabilities, damages, judgments, assessments, losses and costs, including fees and expenses, arising out of or in connection with the services rendered by Hicks, Muse Partners in connection with the Monitoring and Oversight Agreement.

The Monitoring and Oversight Agreement makes available the resources of Hicks, Muse Partners concerning a variety of financial and operational matters. The services that have been and will continue to be provided by Hicks, Muse Partners could not otherwise be obtained by Holdings and the Company without the addition of personnel or the engagement of outside professional advisors. In management's opinion, the fees provided for under this agreement reasonably reflect the benefits received and to be received by Holdings and the Company.

Financial Advisory Agreement

On August 29, 1995, Holdings and the Company entered into a ten-year agreement (the "Financial Advisory Agreement") with HM2/Management Partners, L.P. ("HM2"), pursuant to which they paid HM2 a cash financial advisory fee of approximately $2.25 million as compensation for its services as financial advisor for the Acquisition. HM2 also will be entitled to receive a fee equal to 1.5% of the transaction value (as defined) for each add-on transaction (as defined) in which the Company is involved. The term "transaction value" means the total value of any add-on transaction (excluding any fees payable pursuant to the Financial Advisory Agreement and any fees, if any, paid to any other person or entity for financial advisory, investment banking, brokerage, or any other similar services rendered in connection with such add-on transaction) including the amount of any indebtedness, preferred stock or similar items assumed (or remaining outstanding). The term "add-on transaction" means any future proposal for a tender offer, acquisition, sale, merger, exchange offer, recapitalization, restructuring, or other similar transaction directly or indirectly involving Holdings, the Company, or any of their respective subsidiaries and any other person or entity. On October 18, 1996, pursuant to the Comfort Acquisition, Holdings and the Company paid HM2 a cash financial advisory fee of approximately $0.2 million as compensation for its services as financial advisor.

Messrs. Muse and Furst, directors of Holdings and the Company, are each principals of HM2. In addition, Holdings and the Company have agreed to indemnify HM2, its affiliates and shareholders, and their respective directors, officers, agents, employees and affiliates from and against all claims, actions, proceedings, demands, liabilities, damages, judgements, assessments losses and costs, including fees and expenses, arising out of or in connection with the services rendered by HM2 in connection with the
Financial Advisory Agreement.   The Financial Advisory Agreement makes
available the resources of HM2 concerning a variety of financial matters. The services that have been and will continue to be provided by HM2 could not otherwise be obtained by Holdings and the Company without the addition of personnel or the engagement of outside professional advisors. In management's opinion, the fees provided for under this agreement reasonably reflect the benefits received and to be received by Holdings and the Company.

Page

Stockholders Agreement

The investors who received any class of common stock of Holdings as part of the Financing, and all transferees of such investors, have entered into a stockholders agreement (the "Stockholders Agreement"). The Stockholders Agreement grants preemptive rights and certain piggy-back registration rights to the parties thereto and contains provisions requiring the parties thereto to sell their shares of common stock in connection with certain sales of Holdings' common stock by Hicks, Muse ("drag-along rights") and grants the parties thereto the right to include a portion of their shares of common stock in certain sales in which Hicks, Muse does not exercise its drag-along rights ("tag-along rights"). In addition, the Stockholders Agreement contains an irrevocable proxy pursuant to which certain parties to the Stockholders Agreement holding shares of Holdings Common Stock grant to Hicks, Muse the power to vote all shares of Holdings Common Stock held by such parties, and certain other parties holding shares of Holdings Common Stock and Holdings Class A Common Stock grant to James N. Mills the power to vote all shares of Holdings Common Stock and Holdings Class A Common Stock held by such parties. The Stockholders Agreement terminates on its tenth anniversary date, although the preemptive rights, drag-along rights and tag-along rights contained therein will terminate earlier upon the consummation of a firm commitment underwritten public offering of Common Stock.

                                 PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  Documents Filed as Part of this Report

(1) and (2) Financial Statement and Financial Statement Schedules

    See Index to Financial Statements and Financial Schedules on page 10 of this report.

(3)  Exhibits

Exhibit
Number   Description

2.1 Asset Purchase Agreement dated as of August 3, 1995, between Crain Acquisition Corporation (now known as Crain Industries, Inc.) and Crain Industries, Inc. (now known as Dude, Inc.) (1)

2.2 First Amendment to Asset Purchase Agreement, dated as of August 29, 1995, between Crain Industries, Inc. and Crain Industries, Inc. (now known as Dude, Inc.) (1)

2.3 Asset Purchase Agreement, dated as of August 29, 1996, by and among Bio Clinic Corporation, Sunrise Medical Inc. and Crain Industries, Inc. (2)

3.1      Certificate of Incorporation of Crain Industries, Inc., as amended
(1)

3.2      Bylaws of Crain Industries, Inc. (1)

4.1 Indenture, dated as of August 29, 1995, between Crain Industries, Inc., as Issuer, and IBJ Schroder Bank & Trust Company, as Trustee (1)

4.2 First Supplemental Indenture, dated as of September, 1995, among Crain Industries, Inc., Crain Aero, Inc., and IBJ Schroder Bank & Trust Company, as Trustee (1)

4.4      Form of 13 1/2% Senior Subordinated Note Due 2005 (included in
Exhibit 4.1, Exhibit B) (1)

4.5 Exchange and Registration Rights Agreement, dated as of August 29, 1995, between Crain Industries, Inc. and Chemical Securities, Inc. (1)

4.6      Purchase Agreement, dated as of August 22, 1995, between Crain
Industries, Inc. and Chemical     Securities, Inc. (1)

10.1 Credit Agreement, dated as of August 29, 1995, among Crain Industries, Inc., Texas Commerce National Bank, as Agent and other lenders parties thereto (1)

10.2     Form of Revolving Credit Note, issuable under the Credit Agreement
(1)

10.3 Borrower Security Agreement, dated as of August 29, 1995, between Crain Industries, Inc. and Texas Commerce Bank National Association, as agent, for itself and other lenders parties to the Credit agreement (1)

10.4 Holding Pledge Agreement, dated as of August 29, 1995, between Crain Holdings Corp. and Texas Commerce Bank National Association, as agent, for itself and the other lenders parties to the Credit Agreement (1)

10.5 Promissory Note, dated August 29, 1995, of Crain Industries, Inc., as Maker, payable to the order of Crain Industries, Inc. (now known as Dude, Inc.) (1)

10.6 Employment Agreement, dated as of August 29, 1995 between Crain Industries, Inc. and H.R. Crain (1)

10.7 Employment Agreement, dated as of September 1, 1995 among Crain Holdings Corp., Crain Industries, Inc. and RV Linn (1)

10.8 Option Agreement, dated as of August 29, 1995, between Crain Holdings Corp. and James N. Mills (1)

10.9 Option Agreement, dated as of August 29, 1995, between Crain Holdings Corp. and David M. Sindelar (1)

10.10 Stockholders Agreement dated as of August 29, 1995, among Crain Holdings Corp. and the stockholders signatories thereto (1)

10.11 Monitoring and Oversight Agreement dated as of August 29, 1995, among Crain Holdings Corp., Crain Industries, Inc. and Hicks, Muse & Co. Partners, L.P. (1)

10.12 Financial Advisory Agreement dated August 29, 1995, among Crain Holdings Corp., Crain Industries, Inc. and HM2/Management partners, L.P. (1)

10.13    Commercial Lease, dated as of August 29, 1995, by and between Donald
D. Wood Jr. and H.C. Crain, Jr., Co-Trustees of Cathee Crain First Amended Trust, Lisa D. Crain First Amended Trust, Marilyn C. Crain First Amended Trust, Kristan D. Crain First Amended Trust, as Landlord, and Crain Industries, Inc., as Tenant, pertaining to property at 4300 South Phoenix, Fort Smith, Arkansas (1)

10.14 Commercial Lease dated as of August 29, 1995, by an between Donald D. Wood Jr. and H.C. Crain, Jr., Co-Trustees of Cathee Crain First Amended Trust, Lisa D. Crain First Amended Trust, Marilyn C. Crain First Amended Trust, Kristan D. Crain First Amended Trust, as Landlord, and Crain Industries, Inc., as Tenant, pertaining to property at 2920 South Zero Street, Fort Smith, Arkansas (1)

10.15 Commercial Lease, dated as of August 29, 1995, by and between H.C. Crain, Jr., as Landlord, and Crain Industries, Inc., as Tenant, pertaining to property at 6201 State Line Road, Fort Smith, Arkansas (1)

10.16 Commercial Lease, dated as of August 29, 1995, by and between H.C. Crain, Jr. and Shirley Crain, as Landlord, and Crain Industries, Inc., as Tenant, pertaining to property at 5401 South Zero Street, Fort Smith, Arkansas
(1)

10.17    Commercial Lease, dated as of August 29, 1995, by and between Donald
D. Wood Jr. and H.C. Crain, Jr., Co-Trustees of Cathee Crain First Amended Trust, Lisa D. Crain First Amended Trust, Marilyn C. Crain First Amended Trust, Kristan D. Crain First Amended Trust, as Landlord, and Crain Industries, Inc., as Tenant, pertaining to property at 4401 South Savannah, Fort Smith, Arkansas (1)

10.18 Commercial Lease, dated as of August 29, 1995, by and between H.C. Crain, Jr. and Shirley Crain, as Landlord, and Crain Industries, Inc., as Tenant, pertaining to property at 600 and 604 South Zero, Fort Smith, Arkansas
(1)

10.19 Commercial Lease, dated as of August 29, 1995, by and between Crain Industries, Inc. (now known as Dude, Inc.), as Landlord, and Crain Industries, Inc., as Tenant, pertaining to property at 19201 South Reyes Avenues, Compton, California (1)

10.20 Commercial Lease, dated as of August 29, 1995, by and between H.C. Crain, Jr. and Shirley Crain, as Landlord, and Crain Industries, Inc., as Tenant, pertaining to property at 2345 Polvorosa, San Leandro, California (1)

10.21 Commercial Lease, dated as of August 29, 1995, by and between H.C. Crain, Jr. and Shirley Crain, as Landlord, and Crain Industries, Inc., as Tenant, pertaining to property at 2451, 2461, 2465, 2475, 2481, 2487 and 2495
Polvorosa, San Leandro, California (1)

10.22 Commercial Lease, dated as of August 29, 1995, by and between H.C. Crain, Jr., as Landlord, and Crain Industries, Inc., as Tenant, pertaining to property at 374 Old Corinth Road, Newnan, Georgia (1)

10.23 Commercial Lease, dated as of August 29, 1995, by and between Crain Industries, Inc. (now known as Dude, Inc.), as Landlord, and Crain Industries, Inc., as Tenant, pertaining to property at 536 Old Corinth Road, Newnan, Georgia (1)

10.24    Commercial Lease, dated as of August 29, 1995, by and between Donald
D. Wood Jr. and H.C. Crain, Jr., Co-Trustees of Cathee Crain First Amended Trust, Lisa D. Crain First Amended Trust, Marilyn C. Crain First Amended Trust, Kristan D. Crain First Amended Trust, Cathee Crain, Lisa Crain, Marilyn Brody (f/k/a Marilyn Crain) and Kristan Tadlock (f/k/a Kristan Crain), as Landlord, and Crain Industries, Inc., as Tenant, pertaining to property at 1806 Conant, Elkhart, Indiana (1)

10.25 Commercial Lease, dated as of August 29, 1995, by and between Crain Industries, Inc. (now known as Dude, Inc.), as Landlord and Crain Industries, Inc., as Tenant, pertaining to property at 55650 County Road #15, Elkhart, Indiana (1)

10.26 Commercial Lease, dated as of August 29, 1995, by and between Crain Industries, Inc. (now known as Dude, Inc.), as Landlord, and Crain Industries, Inc., as Tenant, pertaining to property at 1018 Clarinet, Elkhart, Indiana (1)

10.27 Commercial Lease, dated as of August 29, 1995, by and between Crain Industries, Inc. (now known as Dude, Inc.), as Landlord, and Crain Industries, Inc., as Tenant, pertaining to property at Tupelo Lee Industrial Park South, East Extension 725, Verona, Mississippi (1)

10.28 Commercial Lease, dated as of August 29, 1995, by and between Crain Industries, Inc. (now known as Dude, Inc.), as Landlord, and Crain Industries, Inc., as Tenant, pertaining to property at 117 McLin Creek Road and 1819 Pineview Street, Conover, North Carolina (1)

10.29 Commercial Lease, dated as of August 29, 1995, by and between Crain Industries, Inc. (now known as Dude, Inc.), as Landlord, and Crain Industries, Inc., as Tenant, pertaining to property at 4715 South Cheryl Drive, Easton, Pennsylvania (1)

10.30 Commercial Lease, dated as of August 29, 1995, by and between Crain Industries, Inc. (now known as Dude, Inc.), as Landlord, and Crain Industries, Inc., as Tenant, pertaining to property at 5330 Manchester Avenue, Morristown, Tennessee (1)

10.31    Crain Holdings Corp., 1995 Stock Option Plan (1)

10.32 First Amendment to Credit Agreement, dated as of March 22, 1996, by and among Crain Industries, Inc., Texas Commerce Bank N.A., as agent and the other lenders party hereto. (3)

10.33 First Amendment to Stockholder's Agreement, dated September 23, 1996, among Crain Holdings Corp. and the stockholders party hereto. (3)

10.34 Assignment of Lease by Bio Clinic Corporation and Crain Industries, Inc. and Consent to Assignment by General American Life Insurance Company, dated as of October 15, 1996. (3)

10.35 Assignment of Lease by Sunrise Medical, Inc. and Crain Industries, Inc. and Consent to Assignment by Sun Life Assurance Company of Canada, dated as of October 15, 1996. (3)

12.1 Computation of Ratio of Earnings to Fixed Charges of Crain Industries, Inc. and Pro Forma Computation of Deficiency of Earnings to Cover Fixed Charges of Crain Industries, Inc. (1)

21.1     Subsidiaries of Crain Industries, Inc. (1)

27.1     Financial Data Schedule. (3)

(1) Previously filed as an Exhibit to the Registration Statement of Crain Industries, Inc. on Form S-1, Registration No. 33-96808 and incorporated by reference herein.

(2) Previously filed as an Exhibit to the Form 8-K of Crain Industries Inc., dated November 1, 1996 and incorporated by reference herein.

(3)  Filed herewith.

     (B)  Reports on Form 8-K.

A Form 8-K was filed with the SEC on February 23, 1996 for notification of a change in fiscal year end to December 31 from the last Friday in the month of August.

A Form 8-K was filed with the SEC on November 1, 1996 including Comfort Clinic's Statement of Assets to be Acquired and Liabilities to be Assumed as of June 28, 1996, Statement of Revenues and Expenses for the fiscal year ended June 28, 1996 and Notes to Consolidated Financial Statements for the fiscal year ended June 28, 1996 and a form 8-K/A amended was filed on December 31, 1996 including the Comfort Clinic division of Sunrise Medical Inc.'s Statements of Assets to be Acquired and Liabilities to be Assumed as of June 28, 1995, and the Statements of Operating Revenues and Expenses for the years ended June 28, 1996, June 30, 1995 and July 1, 1994 and the accompanying Notes to the Financial Statements; the Comfort Clinic division of Sunrise Medical Inc.'s Unaudited Statements of Assets to be Acquired and Liabilities to be Assumed as of October 18, 1996 and the accompanying Notes to the Statements of Assets to be Acquired and Liabilities to be Assumed; Crain Industries, Inc. Pro Forma Combined Statements of Operations for the year ended December 31, 1995; Crain Industries, Inc. Pro Forma Combined Statements of Operations for the nine months ended September 30, 1996; and Crain Industries, Inc. Pro forma Combined Balance Sheet as of September 30, 1996 for notification of the acquisition of Comfort Clinic.

Page

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  March 31, 1997              CRAIN INDUSTRIES, INC.


                                   By  s/David M. Sindelar
                                   David M. Sindelar
                                   Senior Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    Signature       Title                                        Date

s/James N. Mills    Chairman of the Board of                March 31, 1997
James N. Mills      Directors

s/RV Linn           President and Chief Executive           March 31, 1997
RV Linn                        Officer

s/David M. Sindelar Senior Vice President - Principal       March 31, 1997
David M. Sindelar   Financial & Accounting Officer
                    of Crain Industries, Inc.

s/Jack D. Furst     Director                                March 31, 1997
Jack D. Furst

s/John R. Muse      Director                                March 31, 1997
John R. Muse