Form 10-Q
period 1997-03-31
CRAIN INDUSTRIES INC
filed 1997-05-15
CIK 1000458

SECURITIES AND EXCHANGE COMMISSION
Washington DC  20549

FORM 10-Q

(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES  EXCHANGE  ACT OF 1934

For the quarterly period
ended                                     March 31,
1997_____________

                                OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
         THE SECURITIES   EXCHANGE  ACT OF 1934

For the transition period from __________________________ to
_____________________________

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

                                                                 Outstanding at
                                            Class                April 30, 1997
                                 ----------------------------
                                   Crain Industries, Inc.
                                        Common Stock               1,000 shares


CRAIN INDUSTRIES, INC.

INDEX

PART I - FINANCIAL INFORMATION                                        PAGE

Consolidated Balance Sheets as of March 31, 1997 and
December 31, 1996                                                      3
Consolidated Statements of Operations for the three months
ended March 31, 1997 and 1996                                          4
Consolidated Statements of Cash Flows for the three months
ended March 31, 1997 and 1996                                          5
Notes to Consolidated Financial Statements                             6
Management's Discussion and Analysis of Financial Condition
and Results of Operations                                              8

PART II - OTHER INFORMATION                                           12

SIGNATURES                                                            13

CRAIN INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

                                                                                       March 31,          December 31,
                                                                                          1997                1996
                                                                                    -----------------    ----------------
                                      ASSETS                                               (Unaudited)

Current assets:
   Cash and cash equivalents..................................................          $       3,038    $       6,102
   Accounts receivable, less allowance of  $7,610 and $7,554,
      respectively............................................................                 43,139           40,921
   Inventories................................................................                 31,333           30,025
   Prepaid expenses and other.................................................                  3,049            3,014
     Total current assets.....................................................                 80,559           80,062
Property, plant and equipment, net............................................                 49,050           49,873
Intangible assets, net........................................................                 55,856           56,297
Deferred financing costs, net.................................................                 10,849           11,334
Other assets..................................................................                  1,432            1,310
     Total assets.............................................................          $     197,746    $     198,876

                       LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
   Current maturities of long-term obligations................................          $         136    $         136
   Accounts payable...........................................................                 24,423           23,320
   Accrued and other liabilities..............................................                  8,036            9,790
   Accrued interest...........................................................                  1,838            5,176
   Accrued payroll and personnel..............................................                  5,054            6,986
     Total current liabilities................................................                 39,487           45,408
Long-term obligations, less current maturities................................                124,049          118,182
Other long-term liabilities...................................................                  5,270            5,444
Stockholder's equity:
   Common stock, $.01 par value, 1,000 shares authorized, issued
      and outstanding.........................................................                      0                0
   Contributed capital........................................................                 29,496           29,492
   Retained earnings (deficit)................................................                   (556)             350
   Total stockholder's equity.................................................                 28,940           29,842
     Total liabilities and stockholder's equity...............................          $     197,746    $     198,876









See accompanying notes to the consolidated financial statements

CRAIN INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)
(Unaudited)

                                                                                               Three Months ended
                                                                                                    March 31,
                                                                                      --------------------------------------
                                                                                           1997                 1996
                                                                                      ----------------    ------------------

Net sales........................................................................       $       73,180      $      70,242
Operating expenses:
  Cost of goods sold.............................................................               57,676             56,225
  Selling, general and administrative............................................               10,107              8,224
  Depreciation and amortization..................................................                2,635              1,909
Operating income.................................................................                2,762              3,884
Other expense (income):
  Interest expense...............................................................                3,812              3,969
  Amortization of deferred financing costs.......................................                  486                423
  Other, net.....................................................................                   11                (15)
 Loss before (benefit) provision for income taxes................................               (1,547)              (493)
(Benefit) provision for income taxes.............................................                 (641)                39
Net loss.........................................................................       $         (906)     $        (532)


See accompanying notes to the consolidated financial statements

CRAIN INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)


                                                                                               Three Months ended
                                                                                                    March 31,
                                                                                      --------------------------------------
                                                                                           1997                 1996
                                                                                      ----------------    -----------------

Cash flows from operating activities:
  Net loss.......................................................................       $        (906)      $        (532)
  Adjustments to reconcile net loss to net cash
     provided by operating activities:
     Depreciation and amortization...............................................               2,635               1,909
     Amortization of deferred financing costs....................................                 486                 423
     Change in assets and liabilities:
        Accounts receivable......................................................              (2,218)                170
        Inventories..............................................................              (1,308)                245
        Prepaid expenses and other...............................................                (246)              2,088
        Accounts payable.........................................................               1,103                 625
        Accrued and other liabilities............................................              (3,854)              1,600
        Accrued interest.........................................................              (3,348)             (3,098)
Net cash from operating activities                                                             (7,656)              3,430
Cash flows from investing activities:
  Capital expenditures...........................................................              (1,279)              (2004)
  Net cash from investing activities.............................................              (1,279)              (2004)
Cash flows from financing activities:
  Proceeds from issuance of long-term obligations................................              28,440              20,200
  Repayment of long-term obligations.............................................             (22,573)            (21,827)
  Equity proceeds                                                                                   4                  --
Net cash from financing activities...............................................               5,871              (1,627)
Net change in cash and cash equivalents..........................................              (3,064)               (201)
Cash and cash equivalents at beginning of the period.............................               6,102               1,983
Cash and cash equivalents at end of the period...................................       $       3,038       $       1,782


See accompanying notes to consolidated financial statements

CRAIN INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
(Unaudited)



1..     BASIS OF PRESENTATION

        Unaudited Interim Consolidated Financial
        Statements

        The unaudited interim consolidated financial statements reflect all adjustments consisting only of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of financial condition and results of operations. The results for the three months ended March 31, 1997, are not necessarily indicative of the results that may be expected for a full fiscal year.

        Statement of Cash Flows

        Interest paid for the three months ended March 31, 1997 and 1996, is approximately $7,150 and $6,998,
        respectively.   Income   taxes   paid  for  the  three
        months ended March 31, 1997 and 1996 , is approximately $95 and $0, respectively.

2.      INVENTORIES

        Inventories  are  valued  at  the  lower  of  cost  or
        market.   Cost  is  determined   using  the  first-in,
        first-out (FIFO) method.

        The composition of inventories at March 31, 1997, is as follows:

          Raw materials............................................................................      $        21,696
          Finished goods...........................................................................                9,637
            Total..................................................................................      $        31,333

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following table sets forth the unaudited components of operating income for the periods indicated and should be used in reviewing the discussion and analysis of the results of operations and liquidity and capital resources:

RESULTS OF OPERATIONS
(In thousands)

                                                                                              Three Months ended
                                                                                                   March 31,
                                                                                    ----------------------------------------
                                                                                          1997                  1996
                                                                                    ------------------    ------------------

Net sales.......................................................................      $         73,180     $      70,242
Cost of goods sold..............................................................                57,676            56,225
Selling, general and administrative expenses....................................                10,107             8,224
Depreciation and amortization...................................................                 2,635             1,909
Operating income................................................................      $          2,762     $       3,884






Three Months Ended March 31, 1997 Compared to the Three
Months Ended March 31, 1996

Net sales for the three months ended March 31, 1997 were $73.2 million, which represented a $2.9 million or 4.2% increase compared to the same period in 1996. This increase in net sales was primarily due to the incremental sales associated with the acquisition of the Comfort Clinic Division of Bio Clinic Corporation ("Comfort Clinic") combined with an increase in carpet cushion and foam sales.

Cost of goods sold as a percent of sales improved to 78.8% for the three months ended March 31, 1997 from 80.0% for the three months ended March 31, 1996. This change was primarily due to cost reduction activities implemented during the year and cost reductions achieved from plant consolidations made in 1996, coupled with the increase in scrap foam prices.

Selling,   general  and  administrative  expenses  were  $10.1
million  for  the  three   months  ended  March  31,  1997  as
compared to $8.2  million for the  comparable  period of 1996.
This  increase  of  $1.9  million   primarily   reflected  the
increased costs associated with the acquisition of Comfort Clinic.


Liquidity and Capital Resources

Net cash from operating activities for the three months ended March 31, 1997 was a use of $7.7 million, compared to the $3.4 million provided in the comparable period of 1996. This fluctuation was primarily due to changes in working capital associated with timing. Net cash used in investing activities was $1.3 million for the three months ended March 31, 1997, compared to $2.0 million used in the comparable period of 1996. Cash used in investing activities represents
capital   expenditures.   Net  cash  provided  from  financing
activities for the first quarter of 1997 was $5.9 million, compared to a use of $1.6 million in the first quarter of
1996.    First   quarter    financing    activities    reflect
fluctuations in the Company's revolving credit facility.

PART II.  OTHER INFORMATION


Item 6.       Exhibits and Reports on Form 8-K

              (a)   Exhibits
                    10.36 Second Amendment to the Credit Agreement dated as of January 31, 1997 by and among Crain Industries,
                    Inc., Texas Commerce Bank, N.A., as agent and the other lenders party hereto.
                    27.1     Financial data schedule of Crain Industries, Inc.

              (b)   Reports on Form 8-K
                    No reports on Form 8-K were filed for the three months ended March 31, 1997

SIGNATURES


Pursuant to the requirements of the Securities and Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


Date:  May 15, 1997 CRAIN INDUSTRIES, INC.


                   By:                      /s/JAMES N. MILLS

                            Name:   James N. Mills
                            Title:     Chairman of the Board and
                            Chief Executive Officer

                   By:                     /s/DAVID M. SINDELAR

                            Name:  David M. Sindelar
                            Title:     Senior Vice President