Form 10-Q
period 1997-06-30
CRAIN INDUSTRIES INC
filed 1997-08-13
CIK 1000458

SECURITIES AND EXCHANGE COMMISSION
               Washington DC 20549

                    FORM 10-Q

(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION
         13 OR 15 (d) OF THE SECURITIES
         EXCHANGE  ACT OF 1934

For the quarterly period ended        June 30,
1997

                          OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION
         13 OR 15 (d) OF THE SECURITIES
         EXCHANGE  ACT OF 1934

For the transition period from ___________ to
______ _______

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

Class
Crain Industries, Inc., Common Stock

Outstanding at July 31, 1997
1,000 shares

           CRAIN INDUSTRIES, INC.




                   INDEX

PART I - FINANCIAL INFORMATION
PAGE

Consolidated Balance Sheets as of June 30,
1997 and December 31, 1996....................................  3
Consolidated Statements of Operations for
the Three and Six months
Ended June 30, 1997 and 1996..................................  4
Consolidated Statements of Cash Flows for
the Six Months Ended June 30,
1997 and 1996.................................................  5
Notes to Consolidated Financial Statements....................  6
Management's Discussion and Analysis of
Financial Condition and Results of
Operations....................................................  7

PART II - OTHER INFORMATION..................................   9

SIGNATURES.................................................... 10

EXHIBITS...................................................... 11

CRAIN INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

                                                                                    June 30,          December 31, 1996
                                                                                      1997
                                                                                -----------------     ------------------
                                    ASSETS                                        (Unaudited)

Current assets:
  Cash and cash equivalents............................................             $   2,674                  $    6,102
  Accounts receivable, less allowance of $8,147
    and $7,554, respectively...........................................                46,738                      40,921
  Inventories..........................................................                34,020                      30,025
  Prepaid expenses and other...........................................                 2,575                       3,014
    Total current assets...............................................                86,007                      80,062
Property, plant and equipment, net.....................................                52,744                      49,873
Intangible assets, net.................................................                62,721                      56,297
Deferred financing costs, net..........................................                11,138                      11,334
Other assets...........................................................                 1,418                       1,310
     Total assets......................................................             $ 214,028                   $ 198,876

                     LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
  Current maturities of long-term obligations..........................              $    245                 $       136
  Accounts payable.....................................................                26,526                      23,320
  Accrued and other liabilities........................................                 9,685                       9,790
  Accrued interest.....................................................                 5,234                       5,176
  Accrued payroll and personnel........................................                 4,809                       6,986
    Total current liabilities..........................................                46,499                      45,408
Long-term obligations, less current maturities.........................               133,180                     118,182
Other long-term liabilities............................................                 5,364                       5,444
Stockholder's equity:
  Common stock, $.01 par value, 1,000
    shares authorized, issued and outstanding..........................                     0                           0
  Contributed capital..................................................                29,492                      29,492
  Retained earnings (deficit)..........................................                  (507)                        350
    Total stockholder's equity.........................................                28,985                      29,842
    Total liabilities and stockholder's equity.........................             $ 214,028                 $   198,876


See accompanying notes to the consolidated financial statements

CRAIN INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)
(Unaudited)

                                                                Three Months Ended                      Six Months Ended
                                                                     June 30,                               June 30,
                                                         ----------------------------------     ----------------------------------
                                                              1997             1996                  1997             1996

                                                         ----------------- ----------------     ----------------- ----------------
Net sales..............................................  $  77,297         $  72,715            $ 150,477         $ 142,957
Operating expenses:
  Cost of goods sold...................................     60,057            58,003              117,733           114,228
  Selling, general and
    administrative.....................................      9,703             7,870               19,810            16,094
  Depreciation and amortization........................      2,862             2,129                5,497             4,038
Operating income.......................................      4,675             4,713                7,437             8,597
Other expense (income):
  Interest expense.....................................      3,974             3,803                7,786             7,772
  Amortization of deferred
    financing costs....................................        510               423                  996               846
  Other, net...........................................         76                (4)                  87               (19)
Income (loss) before income taxes......................        115               491               (1,432)               (2)
Provision (benefit) for income taxes...................         65                99                 (575)              138
Net income (loss)......................................  $      50         $     392            $    (857)        $    (140)


See accompanying notes to the consolidated financial statements

CRAIN INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

                                                                                              Six Months Ended
                                                                                                  June 30,
                                                                             --------------------------------------------------
                                                                                      1997                         1996

Cash flows from operating activities:
  Net loss.............................................................           $    (857)                     $    (140)
  Adjustments to reconcile net loss to net
    cash from operating activities:
      Depreciation and amortization....................................               5,497                          4,038
      Amortization of deferred financing costs.........................                 996                            846
      Change in assets and liabilities:
        Accounts receivable............................................              (3,423)                        (1,335)
        Inventories....................................................              (3,507)                           953
        Prepaid expenses and other.....................................                 100                            352
        Accounts payable...............................................               1,793                          2,013
        Accrued and other liabilities..................................              (3,791)                         1,507
        Accrued interest...............................................                  58                          1,958
Net cash from operating activities.....................................              (3,134)                        10,192
Cash flows from investing activities:
  Acquisition, net of cash.............................................             (12,578)                             -
  Capital expenditures.................................................              (2,456)                        (4,806)
Net cash from investing activities.....................................             (15,034)                        (4,806)
Cash flows from financing activities:
  Proceeds from borrowings of long-term
    obligations........................................................              60,340                         42,200
  Repayment of long-term obligations...................................             (45,600)                       (47,107)
Net cash from financing activities.....................................              14,740                         (4,907)
Net change in cash and cash equivalents................................              (3,428)                           479
Cash and cash equivalents at beginning of the
  period...............................................................               6,102                          1,983
Cash and cash equivalents at end of the period.........................           $   2,674                      $   2,462

See accompanying notes to the consolidated financial statements

CRAIN INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data)
(Unaudited)



1.      BASIS OF PRESENTATION

        Unaudited  Interim  Consolidated  Financial
Statements

        The    unaudited    interim    consolidated
        financial     statements     reflect    all
        adjustments   consisting   only  of  normal
        recurring adjustments which are, in the opinion of management, necessary for a fair presentation of financial condition and results of operations. The results for the three and six months ended June
        30, 1997, are not necessarily indicative of the results that may be expected for a full fiscal year.

        Statement of Cash Flows

        Interest  paid  for  the six  months  ended
        June 30,  1997 and 1996,  is  approximately
        $7,728  and  $7,300,  respectively.  Income
        taxes  paid for the six  months  ended June
        30, 1997 and 1996,  is  approximately  $148
        and $75, respectively.

2.      INVENTORIES

        Inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

        The  composition  of  inventories  at  June
        30, 1997, is as follows:

             Raw materials............................................................................      $        23,774
             Finished goods...........................................................................               10,246
               Total..................................................................................      $        34,020


3.      SIMCO ACQUISITION

        On May 5, 1997,  Crain  Industries,  Inc.
        (the  "Company")  acquired  substantially
        all  of the  assets  and  liabilities  of
        SIMCO  Corporation  ("Simco".)  The Simco
        acquisition  was  accounted for using the
        purchase  method  of  accounting  whereby
        the  total   acquisition  cost  has  been
        preliminarily allocated to the acquired net assets based on their respective fair values.

4.      SUBSEQUENT EVENTS

        On July 16, 1997,  Crain Holdings  Corp.,
        a  Delaware   corporation   ("Holdings"),
        made  an  equity   contribution   to  the
        Company  in the amount of  $10,000,  from
        the  proceeds  of  the  sale  of  400,000
        shares  of  9%   cumulative   convertible
        preferred stock.

        On July 31,  1997,  the  Company  and the
        lenders  party  to the  credit  agreement
        (the  "Credit  Agreement")  entered  into
        an  amendment  (the  "Amendment")  to the
        Credit    Agreement.     The    Amendment
        provided  for   adjustments   to  certain
        financial covenants which the Company must maintain.

CRAIN INDUSTRIES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The  following  table  sets  forth the  unaudited
components  of  operating  income for the periods
indicated  and  should be used in  reviewing  the
discussion   and   analysis  of  the  results  of
operations     and    liquidity    and    capital
resources.

                                                             Three Months Ended                            Six Months Ended
                                                                  June 30,                                      June 30,
                                                  --------------------------------------      --------------------------------------
(In thousands)                                                                                       1997
                                                       1997                1996                                         1996
                                                   -------------      ---------------        ---------------      -----------------
Net sales....................................    $     77,297       $      72,715           $      150,477         $    142,957
Cost of goods sold...........................          60,057              58,003                  117,733              114,228
Selling, general and
  administrative expenses....................           9,703               7,870                   19,810               16,094
Depreciation and amortization................           2,862               2,129                    5,497                4,038
Operating income.............................    $      4,675       $       4,713           $        7,437         $      8,597


----------------------------------------------- --------------- -- ------------------ ---- ---------------- -- ------------------

RESULTS OF OPERATIONS

Three months ended June 30, 1997 compared to the three months ended June 30, 1996

Net  sales for the three  months  ended  June 30,
1997 were $77.3  million,  which  represented  an
increase  of $4.6  million  or 6.3%  compared  to
the same  period in 1996.  This  increase  in net
sales  was  primarily  due  to  the   incremental
sales  associated  with the  acquisitions  of the
Comfort    Clinic    Division   of   Bio   Clinic
Corporation    ("Comfort   Clinic")   and   SIMCO
Corporation     ("Simco")     (together,      the
"Acquisitions"),  combined  with an  increase  in
carpet  cushion  sales.   This   performance  was
partially    offset    by    pricing    pressures
experienced   during  the   quarter  and  certain
softness within the furniture industry.

Cost  of  goods   sold  as  a  percent  of  sales
improved  to 77.7%  for the  three  months  ended
June  30,  1997  from  79.8%  for the  comparable
period of 1996.  The  change  was  primarily  due
to  cost   improvement   activities   implemented
during the year and cost reductions achieved from plant consolidations made in 1996.

Selling,   general  and  administrative  expenses
were  $9.7  million  for the three  months  ended
June 30,  1997 as  compared  to $7.9  million for
the  comparable  period  of 1996.  This  increase
of   $1.8   million   primarily   reflected   the
incremental    costs    associated    with    the
Acquisitions.

Six months ended June 30, 1997 compared to the six months ended June 30, 1996

Net  sales  for the six  months  ended  June  30,
1997  were  $150.5  million  compared  to  $143.0
million  for  the  same  period  in  1996,  which
represented   an  increase  of  $7.5  million  or
5.3%.  This  increase in net sales was  primarily
due  to the  incremental  sales  associated  with
the  Acquisitions,  combined  with an increase in
carpet  cushion  sales.   This   performance  was
partially    offset    by    pricing    pressures
experienced   during   the   year   and   certain
softness within the furniture industry.

Cost  of  goods   sold  as  a  percent  of  sales
improved  to 78.2% for the six months  ended June
30,  1997  from  79.9% for the six  months  ended
June 30,  1996.  The  change  was  primarily  due
to  cost   improvement   activities   implemented
during the year and cost reductions achieved from plant consolidations made in 1996.

Selling,   general  and  administrative  expenses
were  $19.8  million  for  the six  months  ended
June 30, 1997 as  compared  to $16.1  million for
the  comparable  period  of 1996.  This  increase
of   $3.7   million   primarily   reflected   the
incremental    costs    associated    with    the
Acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

Net cash from  operating  activities  for the six
months  ended  June  30,  1997  was a use of $3.1
million,  compared to $10.2  million  provided in
the    comparable    period    of   1996.    This
fluctuation  was  primarily  due  to  changes  in
working   capital   associated   with   increased
sales,    inventory    build   for   the   retail
back-to-school   season  and  timing.   Net  cash
used in investing  activities  was $15.0  million
for the six  months  ended June 30,  1997,  which
represented   approximately   $2.4   million   of
capital   expenditures  and  approximately  $12.6
million  associated  with the Simco  acquisition.
Net cash  used in  investing  activities  for the
comparable  period  of  1996  was  $4.8  million,
which  represented  capital   expenditures.   The
increased  spending  in  1996  was  due to  plant
consolidation   activities.   Net  cash  provided
from  financing  activities  for the  six  months
ended  June 30,  1997 was  $2.1  million,  net of
borrowing     associated     with    the    Simco
acquisition;  compared  to a use of $4.9  million
in  the  comparable  period  of  1996.  Financing
activities    reflect    fluctuations    in   the
Company's revolving credit facility.

PART II.  OTHER INFORMATION


Item 6.       Exhibits and Reports on Form 8-K

              (a)   Exhibits
                    10.37      Third Amendment to the
                               Credit Agreement dated as of
                               July 31,
                               1997 by and among Crain
                               Industries, Inc., Texas
                               Commerce Bank, N.A.,
                               as agent and the other
                               lenders party hereto.
                    27.1       Financial data schedule of
                               Crain Industries, Inc.

              (b)   Reports on Form 8-K
                    No reports on Form 8-K were filed for
                    the three months ended June 30, 1997

SIGNATURES


Pursuant to the requirements of the
Securities Exchange Act of 1934, the
Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


Date:  August  13, 1997               CRAIN INDUSTRIES, INC.


                    By:                /s/ JAMES N. MILLS

                                    Name:   James N. Mills
                                    Title:  Chairman of the Board and
                                    Chief Executive Officer


                    By:               /s/ DAVID M. SINDELAR
                                    Name:   David M. Sindelar
                                    Title:  Senior Vice President