Form 10-Q
period 1997-09-30
CRAIN INDUSTRIES INC
filed 1997-11-14
CIK 1000458

================================================================================
SECURITIES AND EXCHANGE COMMISSION
Washington DC  20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from                                  to

33-96808
(Commission File Number)

Crain Industries, Inc.
(Exact name of Registrant as specified in charter)

Delaware
(State of other jurisdiction of incorporation or organization)

43-1714086
(I.R.S. Employer Identification No.)

101 South Hanley Road
St. Louis, MO  63105
314-719-0100
(Address, including zip code, and telephone number, including area code, of Registrant's principal executive offices)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                 YES [X] NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                            Outstanding at
              Class                        October 31, 1997
      -----------------------          -------------------------
      Crain Industries, Inc.
           Common Stock                      1,000 shares

CRAIN INDUSTRIES, INC.



INDEX

PART I.  FINANCIAL INFORMATION                                             PAGE

Consolidated Balance Sheets as of September 30, 1997 and December 31, 1996 1 Consolidated Statements of Operations for the Three and Nine Months Ended
 September 30, 1997 and 1996                                                  2
Consolidated Statements of Cash Flows for the Nine Months Ended September 30,
 1997 and 1996                                                                3
Notes to Consolidated Financial Statements                                    4
Management's Discussion and Analysis of Financial Condition and Results of
 Operations                                                                   5
PART II - OTHER INFORMATION                                                   7

SIGNATURES                                                                    8


CRAIN INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)


                                                    September 30,   December 31,
                                                        1997           1996
                                                    -------------   ------------
                                                     (Unaudited)
                                  ASSETS

Current assets:
 Cash and cash equivalents..........................$   2,395       $     6,102
 Accounts receivable, less allowance of $8,691
  and $7,554, respectively..........................   49,589            40,921
 Inventories.........................................  37,468            30,025
 Prepaid expenses and other.........................    3,237             3,014
   Total current assets...........................     92,689            80,062
Property, plant and equipment, net...................  52,184            49,873
Intangible assets, net...............................  62,527            56,297
Deferred financing costs, net......................... 10,303            11,334
Other assets..........................................  1,821             1,310
   Total assets.....................................  219,524           198,876


                   LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
 Current maturities of long-term obligations........ $    245        $      136
 Accounts payable..................................... 29,768            23,320
 Accrued and other liabilities......................... 9,593             9,790
 Accrued interest...................................... 1,747             5,176
 Accrued payroll and personnel......................... 5,941             6,986
   Total current liabilities........................   47,294            45,408
Long term obligations, less current maturities........127,833           118,182
Other long-term liabilities...........................  5,092             5,444
Stockholder's equity:
 Common stock, $.01 par value, 1,000 shares
  authorized, issued, and outstanding.............          0                 0
 Contributed capital.................................  39,466            29,492
 Retained earnings (deficit).........................    (161)              350
   Total stockholder's equity.....................     39,305            29,842
   Total liabilities and stockholder's equity.....    219,524        $  198,876


CRAIN INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)
(Unaudited)


                                     Three Months ended     Nine Months ended
                                         September 30,        September 30,
                                     -------------------  -------------------
                                       1997      1996      1997      1996
                                     --------  --------  --------  --------
Net sales............................$ 87,413  $ 83,234  $237,890  $226,191
Operating expenses:
   Cost of goods sold..............    68,930    65,883   186,663   180,111
   Selling, general and
   administrative....................  10,397      9,112   30,207    25,206
   Depreciation and amortization....... 3,164      2,529    8,661     6,567
Operating income....................... 4,922      5,710   12,359    14,307
Other expense (income):
   Interest expense...................  3,781      3,079   11,567    10,851
   Amortization of deferred
   financing costs.....................   500        422    1,496     1,268
   Other, net..............................33         (4)     120       (24)
Income (loss) before income
 taxes....................................608      2,213     (824)    2,212
Provision (benefit) for income
 taxes.................................   262        800     (313)      938
Net income (loss)....................$    346   $  1,413  $  (511)  $ 1,274


CRAIN INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)


                                                     Nine Months Ended
                                                        September 30,
                                              ----------------------------------
                                                  1997               1996
                                              ------------       -------------
Cash flows from operating activities:
 Net (loss) income........................... $   (511)            $ 1,274
 Adjustments to reconcile net income (loss) to
  net cash from operating activities:
   Depreciation and amortization.................8,661               6,567
   Amortization of deferred financing costs..... 1,496               1,268
   Change in assets and liabilities:
   Accounts receivable.......................   (6,274)             (6,180)
     Inventories..............................  (6,955)               (819)
     Prepaid expenses and other...............  (1,043)             (1,077)
     Accounts payable.........................   5,035               4,751
     Accrued and other liabilities...........   (3,044)              4,678
     Accrued interest.........................  (3,429)             (3,279)
 Net cash from operating activities..........   (6,064)              7,183
 Cash flows from investing activities:
     Acquisition, net of cash................. (12,578)                 --
     Capital expenditures.....................  (4,325)             (8,887)
 Net cash from investing activities........... (16,903)             (8,887)
 Cash flows from financing activities:
  Proceeds from borrowings of long-term
   obligations................................. 84,071              73,802
  Repayment of long-term obligations........   (74,785)            (69,840)
  Deferred purchase price payment............       --              (2,319)
  Capital contributed........................    9,974                (100)
 Net cash from financing activities..........   19,260               1,543
 Net change in cash and cash equivalents.....   (3,707)               (161)
 Cash and cash equivalents at beginning of the
  period.......................................  6,102               1,983
 Cash and cash equivalents at end of the period $2,395           $   1,822

CRAIN INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data)
(Unaudited)



1.       BASIS OF PRESENTATION

         Unaudited Interim Consolidated Financial Statements

         The undaudited interim consolidated financial statements reflect all adjustments consisting only of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of financial condition and results of operations. The results for the three and nine months ended September 30, 1997, are not necessarily indicative of the results that may be expected for a full fiscal year.

         Statement of Cash Flows

         Interest paid for the nine months ended September 30, 1997 and 1996, is approximately $14,996 and $14,304, respectively. Income taxes paid for the nine months ended September 30, 1997 and 1996, is approximately $215 and $101 respectively.

2.       INVENTORIES

         Inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

         The composition of inventories at September 30, 1997, is as follows:

                Raw materials........................................ $  27,412
                Finished goods.......................................    10,056
                  Total.............................................. $  37,468


CRAIN INDUSTRIES, INC.
MANAGEMENT'S DISCUSSION AND ANLYSIS OF
FINANCIAL CONDITION AND RESULTS OPERATIONS


The following table sets forth the unaudited components of operating income for the periods indicated and should be used in reviewing the discussion and analysis of the results of operations and liquidity and capital resources.


                                         Three Months ended    Nine Months ended
                                            September 30,        September 30,
                                         -------------------  ------------------
(In thousands)                             1997       1996       1997     1996
                                         --------- ---------- -------- --------
Net sales................................$ 87,413  $ 83,234   $237,890 $226,191
Cost of goods sold.......................  68,930    65,883    186,663  180,111
Selling, general and administrative......  10,397     9,112     30,207   25,206
Depreciation and amortization............   3,164     2,529      8,661    6,567
Operating income.........................$  4,922  $  5,710   $ 12,359   14,307



RESULTS OF OPERATIONS

Three months ended September 30, 1997 compared to the three months ended September 30, 1996

Net sales for the three months ended September 30, 1997 were $87.4 million, which represented an increase of $4.2 million or 5.0% compared to the same period in 1996. This increase in net sales was primarily due to the incremental sales associated with the acquisitions of the Comfort Clinic Division of Bio Clinic Corporation ("Comfort Clinic") (October 18, 1996) and SIMCO Corporation ("Simco")(May 5, 1997)
(together, the "Acquisitions"), combined with an increase in carpet cushion sales volume. This performance was partially offset by pricing pressures experienced during the quarter and a decline in carpet cushion prices resulting from decreasing scrap foam prices.

Cost of goods sold as a percent of sales improved to 78.9% for the three months ended September 30, 1997 from 79.2% for the comparable period of 1996. The change was primarily due to cost improvement activities implemented during the year and cost reductions achieved from plant consolidations made in 1996, partially offset by certain raw material price increases.

Selling, general and administrative expenses were $10.4 million for the three months ended September 30, 1997 as compared to $9.1 million for the comparable period of 1996. This increase of $1.3 million primarily reflected the incremental costs associated with the Acquisitions.

Nine months ended September 30, 1997 compared to the nine months ended September 30, 1996

Net sales for the nine months ended September 30, 1997 were $237.9 million compared to $226.2 million for the same period in 1996, which represented an increase of $11.7 million or 5.2%. This increase in net sales was primarily due to the incremental sales associated with the Acquisitions, combined with an increase in carpet cushion sales volume.
This performance was partially offset by pricing pressures experienced during the year, certain softness within the furniture industry and a decline in carpet cushion prices resulting from decreasing scrap foam prices.

Cost of goods sold as a percent of sales improved to 78.5% for the nine months ended September 30, 1997 from 79.6% for the nine months ended September 30, 1996. The change was primarily due to cost improvement activities implemented during the year and cost reductions achieved from plant consolidations made in 1996, partially offset by certain raw material price increases experienced during the third quarter of 1997.

Selling, general and administrative expenses were $30.2 million for the nine months ended September 30, 1997 as compared to $25.2 million for the comparable period of 1996. This increase of $5.0 million primarily reflected the incremental costs associated with the Acquisitions.


LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities for the nine months ended September 30, 1997 was $6.1 million, compared to $7.2 million provided by operating activities in the comparable period of 1996. This fluctuation was primarily due to changes in working capital associated with increased sales and the timing of inventory receipts. Net cash used in investing activities was $16.9 million for the nine months ended September 30, 1997, which represented approximately $4.3 million of capital expenditures and approximately $12.6 million associated with the Simco acquisition.
Net cash used in investing activities for the comparable period of 1996 was $8.9 million, which represented capital expenditures associated with the plant consolidations made in 1996. Net cash provided from financing activities for the nine months ended September 30, 1997 was $19.3 million compared to a source of $1.5 million in the comparable period of 1996. The $19.3 million in cash from financing activities represents an equity contribution of approximately $10.0 million from Crain Holdings Corp., the Company's sole shareholder, along with approximately $9.3 million in borrowings under the Company's revolving credit facility.

PART II. OTHER INFORMATION


Item 6.Exhibits and Reports on Form 8-K

 ............(a)   Exhibits
 .............     27.1     Financial data schedule of Crain Industries, Inc.

 ............(b)   Reports on Form 8K
                  No reports on Form 8-K were filed for the three months ended September 30, 1997.

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date:  November 13, 1997.................CRAIN INDUSTRIES, INC.

      ............ ........By:          /s/ James N. Mills

 ...........................Name:      James N. Mills
 ...........................Title:     Chairman of the Board and
     ........................         Chief Executive Officer


 ...........................By:          /s/ David M. Sindelar

 .....     .................Name:      David M. Sindelar
 ...........................Title:     Senior Vice President
                                                        8